Form 10-Q
period 2010-03-31
Renewable Energy Acquisition Corp.
filed 2010-05-14
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0741042
(State of incorporation)	(IRS Employer ID Number)

10935 57th Avenue North, Plymouth, MN 55442
(Address of principal executive offices)

(952) 541-1155
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2010: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2010

Part I

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash on hand and in bank	$2,857	$5,556
Prepaid expenses	—	28

Total Assets	$2,857	$5,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Trade	$—	$—
Officer	175	175

Total Liabilities	175	175

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,286	39,286
Deficit accumulated during the development stage	(37,704)	(34,977)

Total Stockholders' Equity (Deficit)	2,682	5,409

Total Liabilities and Stockholders’ Equity (Deficit)	$2,857	$21,556

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through March 31, 2010

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	2,387	—	20,936
Other expenses	340	—	1,954

Total operating expenses	2,727	—	34,318

Loss from operations	(2,727)	—	(34,318)

Other income (expense)
Interest expense on
notes payable to stockholders	—	(370)	(3,386)

Loss before provision for income taxes	(2,727)	(370)	(37,704)

Provision for income taxes	—	—	—

Net loss	(2,727)	(370)	(37,704)

Other comprehensive income	—	—	—

Comprehensive loss	$(2,727)	$(370)	$(37,704)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	$(0.00)	$(0.00)	$(0.06)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	500,000	608,768

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through March 31, 2010

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(2,727)	$(370)	$(37,704)
Adjustments to reconcile net loss to net cash provided
by operating activities
Interest expense contributed as capital by stockholders	—	370	3,386
(Increase) Decrease in
Prepaid expenses	28	—	—
Increase (Decrease) in
Accounts payable to officer	—	—	175

Net cash used in operating activities	(2,699)	—	(34,143)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	25,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	37,000

Increase (Decrease ) in Cash	(2,699)	—	2,857

Cash at beginning of period	5,556	21,556	—

Cash at end of period	$2,857	$21,556	$2,857

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Notes payable to stockholders
converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. (Company) was incorporated on June 21, 2007 under the laws of the State of Nevada.

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures.  To date, our efforts have been limited to organizational activities.  As the Company has had no substantial operations or substantial assets since inception, the Company is considered in the development stage.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its audited financial statements filed with the U. S. Securities and Exchange Commission in its General Form for Registration of Securities Pursuant to Section 12(b) or 12(g) of The Securities Exchange Act of 1934 on Form 10 containing the Company’s financial statements for the years ended December 31, 2009, 2008 and 2007, respectively.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

Note C - Going Concern Uncertainty

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures.  To date, the Company’s efforts have been limited to organizational activities.  As the Company has had no substantial operations or substantial assets since inception, the Company is considered in the development stage.  There is no assurance that the Company will be able to successful in the implementation of this business plan.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note C - Going Concern Uncertainty - Continued

The Company has no operating history, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company for the immediate future.  Because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorizes the issuance of up to 5,000,000 million shares of preferred stock and 50,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and organization of the Company were charged to operations as incurred.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note D - Summary of Significant Accounting Policies - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company may become subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period since its inception.  However, the Company does not anticipate any examinations of returns filed since its inception.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

4.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note E - Fair Value of Financial Instruments - Continued

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Notes Payable to Stockholders

In conjunction with the initial capitalization of the Company, the subscribing shareholders agreed that additional working capital would be needed to support the initial phases of the Company’s implementation of its business plan.  Accordingly, two controlling shareholders agreed to lend the Company an aggregate $25,000 with an initial maturity of the sooner of August 31, 2008 or 10 days after the closing of an anticipated initial public offering.

The notes are non-interest bearing and, as such, the Company has recognized an aggregate of approximately $3,386 as additional paid-in capital for economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

On September 29, 2009, the Company paid the controlling shareholders an aggregate of $19,000 as principal repayment and the controlling shareholders converted their remaining $6,000 in debt into 250,000 shares of restricted, unregistered common stock.

As of March 31, 2010 and December 31, 2009, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three month periods ended March 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through March 31, 2010, respectively, is as follows:

Period from
June 21, 2007
(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes - Continued

As of March 31, 2010, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $38,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through March 31, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Statutory rate applied to income before income taxes	$(900)	$(100)	$(13,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward(s)	900	100	13,000

Income tax expense	$—	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2010 and December 31, 2009, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$13,000	$12,000
Less valuation allowance	(13,000)	(12,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,000 and $1,400.

Note H - Capital Stock Transactions

At its June 21, 2007 initial capitalization, the Company sold an aggregate 500,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $25,000 cash.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note H - Capital Stock Transactions - Continued

On September 29, 2009, the Company sold an aggregate 600,000 shares of restricted, unregistered common stock to 4 separate individuals, including 3 current shareholders or relatives of current shareholders for $0.02 per share, or $3,000 per purchaser.  Two of the transactions were for cash and two of the transactions involved the exchange of notes payable to founding shareholders, as discussed earlier.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 7, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

Renewable Energy Acquisition Corp. ("we", "us", "our", "Company" or "Registrant") was incorporated in the state of Nevada on June 21, 2007.  We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures.

Our focus is to acquire a business in either the renewable energy or the environmental industries. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us.  We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company.  Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.   Not withstanding our focus on renewable energy and environmental industries, we are not restricted from pursuing an acquisition or business combination with a business in any industry.

(3)	Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses of approximately $2,700 and $400 for each of the respective three month periods ended March 31, 2010 and 2009 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  Until the 4th quarter of Calendar 2009, we had virtually no activity.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target.  Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

(4)	Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, (Exchange Act).  On May 3, 2010, 60 days following our filing of a

General Form for Registration of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 on Form 10, we became subject to the periodic reporting requiremetns of the Exchange Act.   After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.   Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 “blank check” company and such companies trading on the OTC Bulletin Board may also have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will be required to file an extensive Form 8-K with the SEC in connection with the transaction, including Form 10 type disclosures and other information on the private operating company.  However, the aggregate expenses of purchasing a Form 10 “blank check” company and filing the Form 8-K is anticipated to be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public.

We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures.  The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as, but not limited to, geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis; and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas.

Although we may consider a target business in any segment of the renewable energy industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

•	Wind electric generation, distribution and transmission;
•	Solar power;
•	Co-generation;
•	Bio-mass;
•	Synthetic gas production, distribution and transmission;
•	Energy efficiency and energy conservation related products and services;
•	Alternative transportation technologies;
•	Steam generation and distribution;
•	Alternative transportation technologies;
•	Energy storage technologies;
•	Other alternative and renewable energy technologies; and
•	The development, installation or manufacturing of any of the above.

We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan.  We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers an directors. Our officers and directors will devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed.  However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months we anticipate incurring costs related to filing of periodic reports under the Exchange Act, seeking a prospective business acquisition and, if an attractive prospect is located, pursue completion of an acquisition.

We believe that we will be able to meet these costs through use of our working capital, which was approximately $2,800 at March 31, 2010, and additional capital we believe will be made available as needed by our directors.

(5)	Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $2,600 and $5,400, respectively.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should management and significant stockholders fail to provide additional financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - [ Reserved ]

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: May 13, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director