Form 10-Q
period 2010-06-30
Renewable Energy Acquisition Corp.
filed 2010-08-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2010: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2010

Part I

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$—	$5,556
Prepaid expenses	—	28

Total Assets	$—	$5,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable
Trade	$809	$—
Officer	175	175

Total Liabilities	984	175

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,286	39,286
Deficit accumulated during the development stage	(41,370)	(34,977)

Total Stockholders' Equity (Deficit)	(984)	5,409

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$21,556

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through June 30, 2010

(Unaudited)

					Period from
					June 21, 2007
	Six months	Six months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$—	$—	$—	$—	$—

Operating expenses
Formation costs	—	—	—	—	11,428
Professional fees	5,473	—	3,086	—	24,022
Other expenses	920	—	580	—	2,534

Total operating expenses	6,393	—	3,666	—	37,984

Loss from operations	(6,393)	—	(3,666)	—	(37,984)

Other income (expense)
Interest expense on notes payable to stockholders	—	(744)	—	(374)	(3,386)

Loss before provision for income taxes	(6,393)	(744)	(3,666)	(374)	(41,370)

Provision for income taxes	—	—	—	—	—

Net loss	(6,393)	(744)	(3,666)	(374)	(41,370)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(6,393)	$(744)	$(3,666)	$(374)	$(41,370)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,100,000	500,000	1,100,000	500,000	649,186

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through June 30, 2010

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(6,393)	$(744)	$(41,370)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	—	744	3,386
(Increase) Decrease in
Prepaid expenses	28	—	—
Increase (Decrease) in
Accounts payable - trade	809	—	809
Accounts payable to officer	—	—	175

Net cash used in operating activities	(5,556)	—	(37,000)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	25,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	37,000

Increase (Decrease ) in Cash	(5,556)	—	—

Cash at beginning of period	5,556	21,556	—

Cash at end of period	$2,857	$21,556	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

The Company’s current management anticipated that the initial capitalization would be sufficient to maintain the corporate status of the Company for the immediate future.  However, because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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
June 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2010 and December 31, 2009

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

As of June 30, 2010 and December 31, 2009, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six month periods ended June 30, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through June 30, 2010, respectively, is as follows:

Period from
June 21, 2007
(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

As of June 30, 2010, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $41,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through June 30, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			June 21, 2007
			(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Statutory rate applied to income before income taxes	$(1,250)	$(250)	$(14,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward(s)	1,250	250	14,000

Income tax expense	$—	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2010 and December 31, 2009, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$14,000	$12,000
Less valuation allowance	(14,000)	(12,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,000 and $1,400.

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
June 30, 2010 and December 31, 2009

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $6,400 and $-0- for each of the respective six month periods ended June 30, 2010 and 2009 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  Until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective three month periods ended June 30, 2010 and 2009 were $(0.01) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

(4) Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, (Exchange Act).  On May 3, 2010, 60 days following our filing of a General Form for Registration of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 on Form 10, we became subject to the periodic reporting requirements of the Exchange Act.   After the consummation of a business

combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.   Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 “blank check” company and such companies trading on the OTC Bulletin Board may also have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will be required to file an extensive Form 8-K with the SEC in connection with the transaction, including Form 10 type disclosures and other information on the private operating company.  However, the aggregate expenses of purchasing a Form 10 “blank check” company and filing the Form 8-K is anticipated to be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public.

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

We believe that we will be able to meet these costs through use of our working capital, which was approximately $2,800 at June 30, 2010, and additional capital we believe will be made available as needed by our directors.

(5) Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, the Company had working capital of approximately $(1,000) and $5,400, respectively.

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

(7) Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: August 11, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director