Form 10-Q
period 2010-09-30
Renewable Energy Acquisition Corp.
filed 2010-11-10
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 3, 2010: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2010

Part I

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash on hand and in bank	$—	$5,556
Prepaid expenses	—	28

Total Assets	$—	$5,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable
Trade	$331	$—
Officer	175	175
Working capital advances from stockholders	2,000	—

Total Liabilities	2,506	175

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,286	39,286
Deficit accumulated during the development stage	(42,894)	(34,977)

Total Stockholders' Equity (Deficit)	(2,506)	5,409

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$21,556

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through September 30, 2010

(Unaudited)

					Period from
					June 21, 2007
	Nine months	Nine months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$—	$—	$—	$—	$—

Operating expenses
Formation costs	—	—	—	—	11,428
Professional fees	6,875	—	1,403	—	25,424
Other expenses	1,040	—	120	—	2,654

Total operating expenses	7,915	—	1,523	—	39,506

Loss from operations	(7,915)	—	(1,523)	—	(39,506)

Other income (expense)
Interest expense on notes payable to stockholders	(2)	(1,122)	(2)	(378)	(3,388)

Loss before provision for income taxes	(7,917)	(1,122)	(1,525)	(378)	(42,894)

Provision for income taxes	—	—	—	—	—

Net loss	(7,917)	(1,122)	(1,525)	(378)	(42,894)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(7,917)	$(1,122)	$(1,525)	$(378)	$(42,894)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	504,396	1,100,000	513,043	683,806

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through September 30, 2010

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(7,917)	$(1,122)	$(42,894)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	2	1,122	3,388
(Increase) Decrease in
Prepaid expenses	28	—	—
Increase (Decrease) in
Accounts payable - trade	331	—	331
Accounts payable to officer	—	—	175

Net cash used in operating activities	(7,556)	—	(39,000)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	2,000	—	27,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	2,000	—	39,000

Increase (Decrease ) in Cash	(5,556)	—	—

Cash at beginning of period	5,556	21,556	—

Cash at end of period	$—	$21,556	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. (Company) was incorporated on June 21, 2007 under the laws of the State of Nevada.

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures.  To date, our efforts have been limited to organizational activities and seeking potential acquisition targets.  As the Company has had no substantial operations or substantial assets since inception, the Company is considered in the development stage.

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

Note C - Going Concern Uncertainty

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures.  To date, the Company’s efforts have been limited to organizational activities and seeking potential acquisition targets.  As the Company has had no substantial operations or substantial assets since inception, the Company is considered in the development stage.  There is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note C - Going Concern Uncertainty - Continued

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertain ability to raise adequate capital in the equity securities market.

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
September 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	New and Pending Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements, either in the adoption phase or not yet required to be adopted, to have a significant impact on the Company's financial position, results of operations or cash flows.

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
September 30, 2010 and December 31, 2009

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

In September 2010, two of the Company’s stockholders advanced the Company approximately $2,000 as additional working capital.  These advances are non-interest bearing and are due upon demand.  Accordingly, the Company has recognized an aggregate of approximately $2 as additional paid-in capital for economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature of these working capital advances from stockholders.  In October 2010, the Company received an additional $1,000 in working capital advances from a third stockholder.

As of September 30, 2010 and December 31, 2009, the outstanding balances on these separate advances are an aggregate $2,000 and $-0-, respectively.

(Remainder of this page left blank intentionally)

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine month periods ended September 30, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through September 30, 2010, respectively, is as follows:

Period from
June 21, 2007
(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of September 30, 2010, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $43,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through September 30, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Statutory rate applied to income before income taxes	$(2,600)	$(400)	$(14,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	2,600	400	14,600

Income tax expense	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$14,600	$12,000
Less valuation allowance	(14,600)	(12,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,600 and $1,400.

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

On September 29, 2009, the Company sold an aggregate 600,000 shares of restricted, unregistered common stock to four (4) current shareholders or relatives of current shareholders for $0.02 per share, or $3,000 per purchaser.  Two of the transactions were for cash and two of the transactions involved the exchange of notes payable to founding shareholders, as discussed earlier.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 3, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

Our focus is to acquire a business in either the renewable energy or the environmental industries.  Although we are actively seeking acquisition candidates, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.   Not withstanding our focus on renewable energy and environmental industries, we are not restricted from pursuing an acquisition or business combination with a business in any industry.

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $7,900 and $-0- for each of the respective nine month periods ended September 30, 2010 and 2009 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  Until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 were $(0.01) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Although we may consider a target business in any segment of any industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

•	Wind electric generation, distribution and transmission;
•	Solar power;
•	Co-generation;
•	Bio-mass;
•	Synthetic gas production, distribution and transmission;
•	Energy efficiency and energy conservation related products and services;
•	Alternative transportation technologies;
•	Steam generation and distribution;
•	Alternative transportation technologies;
•	Energy storage technologies;
•	Other alternative and renewable energy technologies; and
•	The development, installation, financing, or manufacturing of any of the above.

We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan.  We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. Our officers and directors will devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed.  However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months we anticipate incurring costs related to filing of periodic reports under the Exchange Act, seeking a prospective business acquisition and, if an attractive prospect is located, pursue completion of an acquisition.

(5) Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(2,500) and $5,400, respectively.

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

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: November 3, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director