Form 10-K
period 2010-12-31
Renewable Energy Acquisition Corp.
filed 2011-03-09
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0741042
(State of incorporation)	(IRS Employer ID Number)

10935 57th Avenue North, Plymouth, MN 55442
(Address of principal executive offices)

(952) 541-1155
(Issuer's telephone number)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒  No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐    NOTE: The registrant is a voluntary filer under the Exchange Act and has filed all reports called for by the Exchange Act during the past 12 months (or such shorter period since the registrant began voluntary filing).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 7, 2011 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 7, 2011, there were 1,100,000 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2010

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

Renewable Energy Acquisition Corp. (hereinafter referred to as "we", "us", "our", the "Company" or the "Registrant") was incorporated in the state of Nevada on June 21, 2007.  Since inception, we have been engaged in organizational efforts, and have not generated any revenue to date.  We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures.  To that end, we initially filed a registration statement on Form SB-2 with the U. S. Securities and Exchange Commission in December 2007 to raise capital to be employed in a future acquisition, which we withdrew in January 2008 before it went effective.  Subsequently, we filed a registration statement on Form 10 in March 2010 which went effective in May 2010.

We are focused on acquiring a business in either the renewable energy or the environmental industries.  We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company.  Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

Renewable Energy Industry and Its Related Infrastructure

The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis (to mention a few); and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas.  Although we may consider a target business in any segment of the renewable energy industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

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

Development Plan

Based on our proposed business activities, we are a "blank check" company.  The U.S. Securities and Exchange Commission (the "SEC") defines "blank check" companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  We also qualify as a "shell company," as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.  We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Exchange Act.  On the 61st day following the filing of our registration statement on Form 10 in March 2010, our common stock will be registered under Section 12(g) of the Exchange Act and we became subject to the periodic reporting requirements of the Exchange Act.  After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.  Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will need to file an extensive Form 8-K in connection with the transaction, including Form 10 type information on the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public. We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan.  We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.  The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.  No discussions regarding the possibility of a business combination will occur until after the effective date of this registration form.  Our officers and directors will collectively devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed.  However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.  As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us.  We have flexibility in seeking, analyzing and participating in potential business opportunities.  In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which may make the task of comparative investigation and analysis of such business opportunities difficult and complex.  Due to our limited capital available for investigation, we may not discover or be able to fully investigate potential adverse factors concerning the opportunity to be acquired.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters.  It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who are stockholders prior to the acquisition.  Our present stockholders will likely not have control of our majority voting securities following an acquisition transaction.  However, our present stockholders will benefit from such a transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity.  As part of such a transaction, our present directors or officers may resign and one or more new directors or officers may be appointed in connection with the transaction.  In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Where You Can Find Information

The public may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov or www.freeedgar.com.

Employees

The Company currently has no employees.  Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

Not applicable.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 10935 57th Avenue North, Plymouth, Minnesota 55442.  The Company’s telephone number there is (952) 541-1155.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s executive officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock is not trading on any stock exchange or over-the-counter.  We are not aware of any market activity in our common stock since its inception through the date of this filing.

Holders

As of February 25, 2011, there were four stockholders of record, who owned all of the 1,100,000 shares of our common stock issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have compensation plans under which equity securities are authorized for issuance to any person.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $9,700 and $3,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.01) and $(0.01) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain relatively consistent with 2010 levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

(5) Liquidity and Capital Resources

At December 31, 2010 and 2009, respectively, the Company had working capital of approximately $(4,300) and $5,300, respectively; inclusive of stockholder debt of approximately $(3,000) and $-0-, respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

(Remainder of this page left blank intentionally)

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	60	President, Chief Executive Officer
		Chief Financial Officer and Director

Larry Hopfenspirger	52	Corporate Treasurer and Director

Corey Sandberg	37	Corporate Secretary and Director

Dan Ye	31	Director

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders.  Executive officers serve by appointment at the discretion of the board of directors.

CRAIG S. LAUGHLIN, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR.

Mr. Laughlin is the founder and President of SRC Funding, Inc., which is a private company owned by Mr. Laughlin. For the past five years Mr. Laughlin has provided business consulting services and engaged in private investment activity through SRC Funding.  During the past five years, Mr. Laughlin has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components.  He has also served for the past five years as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of this entity and obtaining additional capital.  From August 2002 to July 2006, Mr. Laughlin served as an officer and director of Dinewise, Inc. (formerly SimplaGene USA, Inc.), a publicly-held direct to consumer retailer of branded, prepared, premium quality frozen proteins (such as beef, chicken, pork and fish), meals, soups, appetizers and deserts.  Prior to the July 2006, Dinewise (then SimplaGene USA) was an inactive shell corporation.  From June 2005 to April 2006, Mr. Laughlin served as a director of Dotronix, Inc., and served as its president and chief financial officer from October 2005 to April 2006.  Dotronix is a publicly-held company that was engaged in the electronic display business until June 2005, when it discontinued operations and began a search for a new business venture in which to participate, which resulted in the acquisition of an over-the-counter health care products business in April 2006.

LARRY HOPFENSPIRGER, TREASURER AND DIRECTOR.

Mr. Hopfenspirger has, for the past five years, been primarily engaged in the business of investing privately in multi-family residential and commercial real estate in the Minneapolis-St. Paul metropolitan area in Minnesota.  He personally oversees the management of 22 apartment buildings, totaling 410 units; and commercial properties (two office buildings, two retail properties, one warehouse facility, and one production facility), totaling over 160,000 square feet.

COREY SANDBERG, SECRETARY AND DIRECTOR.

From June 2006 to the present, Mr. Sandberg has been an independent consultant in the areas of business startup, organizational management, and operational improvement initiatives, both strategic and tactical, for public and private companies.  Prior to becoming an independent consultant, Mr. Sandberg served as Vendor Relationship and Project Manager with American Express Financial Advisors.  Mr. Sandberg is a graduate of the University of Minnesota, Twin Cities with a Bachelor of Arts degree in Japanese Language & Culture.

DAN YE, DIRECTOR.

From December 2006 to the present, Mr. Ye has been a legal and technology consultant for Sinautec Inc., through which he has advised numerous Chinese renewable energy companies in the electric vehicle, energy storage, and dimethyl ether industry.  Mr. Ye is a principal owner and Chief Executive Officer of Sinautec Automobile Technologies, LLC, a Virginia limited liability company formed by Mr. Ye in November 2007 to market ultracapacitor electric public transportation vehicles.  Prior to December 2006, Mr. Ye attended The Ohio State University College of Law, where he earned his law degree.

Of our officers and directors, Mr. Laughlin has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the above mentioned list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Laughlin held comparable titles and duties to those he holds in the Company, we believe that Mr. Laughlin possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan.  Furthermore, given Mr. Laughlin’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Laughlin to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as the sole executive and financial officer, as well as being a director, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board.  Craig S. Laughlin is our sole operating officer and a director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Craig S. Laughlin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than four (4) hours per month.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin	275,000	25%
10935 57th Avenue No.
Plymouth, Minnesota 55442

Larry Hopfenspirger	275,000	25%
2025 Nicollet Ave. So., Suite 203
Minneapolis, MN 55404

Corey Sandberg	275,000	25%
8966 Comstock Lane No.
Maple Grove, MN 55311

Dan Ye	275,000	25%
3801 Connecticut Ave. NW #614
Washington, DC 20008

All Executive officers and
Directors as a Group (4 persons)	1,100,000	100%

(1)	On February 25, 2011, there were 1,100,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,100,000 shares of common stock outstanding on December 31, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

None

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During September and October 2010, Messers. Laughlin, Hopfenspirger and Ye each loaned the Company $1,000 each for an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company recognizes contributed capital and corresponding interest expense, calcuated at an imputed interest rate of 6.0% per annum, for the economic recognition of the cost of capital related to the non-interest bearing feature on these notes payable to stockholders.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.  There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board.  All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who have access, at our expense, to our attorneys or independent legal counsel.

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

•
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•
Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Nevada corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Director Independence

The Board of Directors has determined that none of its directors is "independent" under the criteria set forth in Rule 5065(a)(2) of the Nasdaq Listing Rules.  The board does not have a separately designated audit, nominating, or compensation committee, so the functions normally attributed to these committees are performed by the entire board. Accordingly, none of our directors is "independent" under applicable Nasdaq Listing Rules that define independence for purposes of directors performing the functions of such committees.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$4,918	$—
2. Audit-related fees	—	—
3. Tax fees	620	—
4. All other fees	—	—

Totals	$5,538	$—

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Financial statements begin on the following page)

Renewable Energy Acquisition Corp.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2010 and 2009	F-3

Statements of Operations and Comprehensive Loss
for each of the years ended December 31, 2010 and 2009 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2010	F-4

Statements of Changes in Stockholders' Equity
for the period from June 21, 2007 (date of incorporation)
through December 31, 2010	F-5

Statements of Cash Flows
for each of the years ended December 31, 2010 and 2009 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2010	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renewable Energy Acquisition Corp.

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through December 31, 2010, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp. (a development stage company) as of as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through December 31, 2010, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
February 25, 2011 (except for Note I
as to which the date is March 7, 2011)

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash on hand and in bank	$49	$5,556
Prepaid expenses	—	28

Total Assets	$49	$5,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$3,000	$—
Accounts payable
Trade	1,147	—
Officer	175	175

Total Liabilities	4,322	175

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000, 500,000 and 500,000 shares
issued and outstanding	1,100	1,100
Additional paid-in capital	39,331	39,286
Deficit accumulated during the development stage	(44,704)	(34,977)

Total Stockholders' Equity (Deficit)	(4,273)	5,409

Total Liabilities and Stockholders’ Equity (Deficit)	$49	$5,584

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009 and
Period from June 21, 2007 (date of incorporation) through December 31, 2010

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	8,522	2,972	27,071
Other expenses	1,160	—	2,774

Total operating expenses	9,682	2,972	41,273

Loss from operations	(9,682)	(2,972)	(41,273)

Other income (expense)
Interest expense on notes payable to stockholders	(45)	(1,118)	(3,431)

Loss before provision for income taxes	(9,727)	(4,090)	(44,704)

Provision for income taxes	—	—	—

Net loss	(9,727)	(4,090)	(44,704)

Other comprehensive income	—	—	—

Comprehensive loss	$(9,727)	$(4,090)	$(44,704)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.06)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	654,521	713,488

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from June 21, 2007 (date of incorporation) through December 31, 2010

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Common stock issued at initial capitalization on June 21, 2007	500,000	$500	$24,500	$—	$25,000

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	764	—	764

Net loss for the period	—	—	—	(27,652)	(27,652)

Balances at December 31, 2007	500,000	500	25,264	(27,652)	(1,888)

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	1,504	—	1,504

Net loss for the period	—	—	—	(3,235)	(3,235)

Balances at December 31, 2008	500,000	500	26,768	(30,887)	(3,619)

Sale of common stock on September 29, 2009 for
$0.02 per share	300,000	300	5,700	—	6,000

Notes payable to stockholders converted to equity on
September 29, 2009 at $0.02 per share	300,000	300	5,700	—	6,000

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	1,118	—	1,118

Net loss for the period	—	—	—	(4,090)	(4,090)

Balances at December 31, 2009	1,100,000	1,100	39,286	(34,977)	5,409

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	45	—	45

Net loss for the period	—	—	—	(9,727)	(9,727)

Balances at December 31, 2010	1,100,000	$1,100	$39,331	$(44,704)	$(4,273)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2010 and 2009
Period from June 21, 2007 (date of incorporation) through December 31, 2010

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(9,727)	$(4,090)	$(44,704)
Adjustments to reconcile net loss to net cash provided by operating activities
Interest expense contributed as capital by stockholders	45	1,118	3,431
(Increase) Decrease in
Prepaid expenses	28	(16,200)	—
Increase (Decrease) in
Accounts payable - trade	1,147	—	1,147
Accounts payable - officer	—	—	175

Net cash used in operating activities	(8,507)	(3,000)	(39,951)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	6,000	31,000
Cash received from notes payable to stockholders	3,000	—	28,000
Principal repayments of notes payable to stockholders	—	(19,000)	(19,000)

Net cash provided by financing activities	3,000	(13,000)	40,000

Increase in Cash	(5,507)	(16,000)	49

Cash at beginning of period	5,556	21,556	—

Cash at end of period	$49	$5,556	$49

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders
converted into common stock	$—	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2010 and 2009

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. (Company) was incorporated on June 21, 2007 under the laws of the State of Nevada.

The Company was formed as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures.  To date, our efforts have been limited to organizational activities.  As the Company has had no substantial operations or substantial assets since inception, the Company is considered in the development stage.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note C - Going Concern Uncertainty - Continued

The Company is dependent upon the cash in bank to support its day-to-day operations.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 , 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note D - Summary of Significant Accounting Policies - Continued

3.	Income taxes - continued

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

As of December 31, 2010 and 2009, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note F - Notes Payable to Stockholders

In conjunction with the initial capitalization of the Company, the subscribing stockholders agreed that additional working capital would be needed to support the initial phases of the Company’s implementation of its business plan.  Accordingly, two controlling stockholders agreed to lend the Company an aggregate $25,000 with an initial maturity of the sooner of August 31, 2008 or 10 days after the closing of an anticipated initial public offering.

The notes are non-interest bearing and, as such, the Company has recognized an aggregate of approximately $3,386 as additional paid-in capital for economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

On September 29, 2009, the Company paid the controlling stockholders an aggregate of $19,000 as principal repayment and the controlling stockholders converted their remaining $6,000 in debt into 250,000 shares of restricted, unregistered common stock.

As of December 31, 2010 and 2009, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During Calendar 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company has recognized an aggregate of approximately $45 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through December 31, 2010, respectively, are as follows:

Period from
June 21, 2007
(date of
incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of December 31, 2010, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $45,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the years ended December 31, 2010 and 2009 and for the period from June 21, 2007 (date of incorporation) through December 31, 2010, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Statutory rate applied to income before income taxes	$(3,300)	$(1,400)	$(15,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward(s)	3,300	1,400	15,200

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2010 and 2009, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$15,200	$11,900
Less valuation allowance	(15,200)	(11,900)

Net Deferred Tax Asset	$—	$—

During the each of the periods ended December 31, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,300 and $1,400.

Note H - Capital Stock Transactions

At its June 21, 2007 initial capitalization, the Company sold an aggregate 500,000 shares of restricted, unregistered common stock to its initial stockholders for gross proceeds of approximately $25,000 cash.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On September 29, 2009, the Company sold an aggregate 600,000 shares of restricted, unregistered common stock to 4 separate individuals, including 3 current stockholders or relatives of current stockholders for $0.02 per share, or $3,000 per purchaser.  Two of the transactions were for cash and two of the transactions involved the exchange of notes payable to founding stockholders, as discussed earlier.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 7, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: March 7, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 7, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 7, 2011	/s/ Larry Hopfenspirger
Larry Hopfenspirger
Corporate Treasurer and Director

Dated: March 7, 2011	/s/ Corey Sandberg
Corey Sandberg
Corporate Secretary and Director

Dated: March 7, 2011	/s/ Dan Ye
Dan Ye
Director