Form 10-Q
period 2011-03-31
Renewable Energy Acquisition Corp.
filed 2011-05-12
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2011: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2011

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash on hand and in bank	$38	$49
Prepaid expenses	—	—

Total Assets	$38	$49

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$3,000	$3,000
Accounts payable
Trade	8,193	1,147
Officer	175	175

Total Liabilities	11,368	4,322

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,361	39,331
Deficit accumulated during the development stage	(51,791)	(44,704)

Total Stockholders' Equity (Deficit)	(11,330)	(4,273)

Total Liabilities and Stockholders’ Equity (Deficit)	$38	$49

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through March 31, 2011

(Unaudited)

			Period from
			June 21, 2007
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$—	$—	$—

Operating expenses
Organization costs	—	—	11,428
Professional fees	6,707	2,387	33,777
Other expenses	330	340	3,125

Total operating expenses	7,057	2,727	48,330

Loss from operations	(7,057)	(2,727)	(48,330)

Other income (expense)
Interest expense on notes payable to stockholders	(30)	—	(3,461)

Loss before provision for income taxes	(7,087)	(2,727)	(51,791)

Provision for income taxes	—	—	—

Net loss	(7,087)	(2,727)	(51,791)

Other comprehensive income	—	—	—

Comprehensive loss	$(7,087)	$(2,727)	$(51,791)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.00)	$(0.07)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	1,100,000	738,695

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through March 31, 2011

(Unaudited)

			Period from
			June 21, 2007
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31, 2011	March 31, 2010	March 31, 2011
Cash Flows from Operating Activities
Net loss for the period	$(7,087)	$(2,727)	$(51,791)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	30	—	3,461
(Increase) Decrease in
Prepaid expenses	—	28	—
Increase (Decrease) in
Accounts payable - trade	7,046	—	8,193
Accounts payable - officer	—	—	175

Net cash used in operating activities	(11)	(2,699)	(39,962)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	28,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	40,000

Increase in Cash	(11)	(2,699)	38

Cash at beginning of period	49	5,556	—

Cash at end of period	$38	$2,857	$38

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

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
March 31, 2011 and December 31, 2010

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

The Company’s current management anticipated that the initial capitalization would be sufficient to maintain the corporate status of the Company for the immediate future.  However, because of the Company's lack of operating assets, the Company’s continuance has become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.  The Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf; however, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding.  Further, the Company is at the mercy of current and future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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
March 31, 2011 and December 31, 2010

Note D - Summary of Significant Accounting Policies - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company may become subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period since its inception.  However, the Company does not anticipate any examinations of returns filed for periods ending after December 31, 2007.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily  the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of March 31, 2011 and 2010, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
March 31, 2011 and December 31, 2010

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

As of March 31, 2011 and December 31, 2010, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company has recognized an aggregate of approximately $30 for the three months ended March 31, 2011 and $45 for the year ended December 31, 2010 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three month periods ended March 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through March 31, 2011, respectively, are as follows:

Period from
June 21, 2007
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31, 2011	March 31, 2010	March 31, 2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note G - Income Taxes - Continued

As of March 31, 2011, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $52,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the three month periods ended March 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through March 31, 2011, respectively, are as follows:

Period from
June 21, 2007
	Three months	Three months	(date of incorporation)
	ended	ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

Statutory rate applied to income before income taxes	$(2,400)	$(900)	$(17,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	2,400	900	17,600

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$17,600	$15,200
Less valuation allowance	(17,600)	(15,200)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2011 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,400 and $3,300.

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
March 31, 2011 and December 31, 2010

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 11, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2011 or 2010, respectively.

General and administrative expenses of approximately $7,100 and $2,700 for each of the respective three month periods ended March 31, 2011 and 2010 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective three month periods ended March 31, 2011 and 2010 and for the period from June 21, 2007 (date of inception) through March 31, 2011 were $(0.01), $(0.00) and $(0.07), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had working capital of approximately $(11,300) and $2,700, respectively.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: May 11, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director