Form 10-Q
period 2011-06-30
Renewable Energy Acquisition Corp.
filed 2011-08-15
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2011: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$21	$49
Prepaid expenses	—	—

Total Assets	$21	$49

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable to stockholders	$3,000	$3,000
Accounts payable
Trade	9,663	1,147
Officer	175	175

Total Liabilities	12,838	4,322

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,392	39,331
Deficit accumulated during the development stage	(53,309)	(44,704)

Total Stockholders' Equity (Deficit)	(12,817)	(4,273)

Total Liabilities and Stockholders’ Equity (Deficit)	$21	$49

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through June 30, 2011

(Unaudited)

					Period from
					June 21, 2007
	Six months	Six months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	8,057	5,473	1,350	3,086	35,127
Other expenses	487	920	137	580	3,262

Total operating expenses	8,544	6,393	1,487	3,666	49,817

Loss from operations	(8,544)	(6,393)	(1,487)	(3,666)	(49,817)

Other income (expense)
Interest expense on notes payable to stockholders	(61)	—	(30)	—	(3,492)

Loss before provision for income taxes	(8,605)	(6,393)	(1,517)	(3,666)	(53,309)

Provision for income taxes	—	—	—	—	—

Net loss	(8,605)	(6,393)	(1,517)	(3,666)	(53,309)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(8,605)	$(6,393)	$(1,517)	$(3,666)	$(53,309)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.07)

Weighted-average number of shares of common stock outstanding –
basic and fully diluted	1,100,000	1,100,000	1,100,000	1,100,000	761,047

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through June 30, 2011

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(8,605)	$(6,393)	$(53,309)
Adjustments to reconcile net loss to net cash provided by operating activities
Interest expense contributed as capital by stockholders	—	—	3,492
(Increase) Decrease in
Prepaid expenses	61	28	—
Increase (Decrease) in
Accounts payable - trade	8,516	809	9,663
Accounts payable - officer	—	—	175

Net cash used in operating activities	(28)	(5,556)	(39,979)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	28,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	40,000

Increase (Decrease ) in Cash	(28)	(5,556)	21

Cash at beginning of period	49	5,556	—

Cash at end of period	$21	$—	$21

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion on our annual financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily  the potential impact of any net operating loss carryforwards (s) and their potential utilization.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

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

As of June 30, 2011 and 2010, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
June 30, 2011 and December 31, 2010

Note F - Notes Payable to Stockholders - Continued

On September 29, 2009, the Company paid the controlling stockholders an aggregate of $19,000 as principal repayment and the controlling stockholders converted their remaining $6,000 in debt into 250,000 shares of restricted, unregistered common stock.

As of June 30, 2011 and December 31, 2010, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company has recognized an aggregate of approximately $61 for the six months ended June 30, 2011 and $45 for the year ended December 31, 2010 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six  month periods ended June 30, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through June 30, 2011, respectively, are as follows:

Period from
June 21, 2007
(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of June 30, 2011, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $53,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the six month periods ended June 30, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through June 30, 2011, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Statutory rate applied to income before income taxes	$(2,900)	$(2,200)	$(18,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	2,900	2,200	18,100

Income tax expense	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$18,100	$15,200
Less valuation allowance	(18,100)	(15,200)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2011 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,900 and $3,300.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 3, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2011 or 2010 or the period from June 21, 2007 (date of incorporation) through June 30, 2011, respectively.

General and administrative expenses of approximately $8,500 and $6,400 for each of the respective six month periods ended June 30, 2011 and 2010 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 and for the period from June 21, 2007 (date of inception) through June 30, 2011 were $(0.01), $(0.01) and $(0.07), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

(4) Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, (Exchange Act).  On May 3, 2010, 60 days following our filing of a General Form for Registration of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 on Form 10, we became subject to the periodic reporting requirements of the Exchange Act.   After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.   Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company may be substantially more expensive than purchasing a Form 10 “blank check” company and such companies trading on the OTC Bulletin Board may also have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will be required to file an extensive Form 8-K with the SEC in connection with the transaction, including Form 10 type disclosures and other information on the private operating company.  However, the aggregate expenses of purchasing a Form 10 “blank check” company and filing the Form 8-K is anticipated to be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public.

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

During the next 12 months, we anticipate incurring costs related to filing of periodic reports under the Exchange Act, seeking a prospective business acquisition and, if an attractive prospect is located, pursue completion of an acquisition.

(5) Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $(12,800) and $2,700, respectively.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: August 15, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director