Form 10-Q
period 2011-09-30
Renewable Energy Acquisition Corp.
filed 2011-11-07
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

(952) 541-1155
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 3, 2011: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash on hand and in bank	$497	$49
Prepaid expenses	3,000	—

Total Assets	$3,497	$49

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$6,000	$3,000
Accounts payable
Trade	12,633	1,147
Officer	175	175

Total Liabilities	18,808	4,322

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,463	39,331
Deficit accumulated during the development stage	(55,874)	(44,704)

Total Stockholders' Equity (Deficit)	(15,311)	(4,273)

Total Liabilities and Stockholders’ Equity (Deficit)	$497	$49

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through September 30, 2011

(Unaudited)

					Period from
					June 21, 2007
	Nine months	Nine months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	9,407	6,875	1,350	1,403	36,477
Other expenses	1,631	1,040	1,144	120	4,405

Total operating expenses	11,038	7,915	2,494	1,523	52,310

Loss from operations	(11,038)	(7,915)	(2,494)	(1,523)	(52,310)

Other income (expense)
Interest expense on notes payable to stockholders	(132)	(2)	(71)	—	(3,564)

Loss before provision for income taxes	(11,170)	(7,917)	(2,565)	(1,523)	(55,874)

Provision for income taxes	—	—	—	—	—

Net loss	(11,170)	(7,917)	(2,565)	(1,523)	(55,874)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(11,170)	$(7,917)	$(2,565)	$(1,523)	$(55,874)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.05)

Weighted-average number of shares of common stock outstanding –
basic and fully diluted	1,100,000	1,100,000	1,100,000	1,100,000	780,998

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through September 30, 2011

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(11,170)	$(7,917)	$(55,874)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	132	2	3,563
(Increase) Decrease in
Prepaid expenses	(3,000)	28	(3,000)
Increase (Decrease) in
Accounts payable - trade	11,486	331	12,633
Accounts payable - officer	—	—	175

Net cash used in operating activitieszz	(2,552)	(7,556)	(42,503)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	3,000	2,000	31,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	3,000	2,000	43,000

Increase (Decrease ) in Cash	448	(5,556)	497

Cash at beginning of period	49	5,556	—

Cash at end of period	$497	$—	$21

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders
converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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

The Company has no operating history, limited cash on hand, no assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion on our annual financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily  the potential impact of any net operating loss carryforwards (s) and their potential utilization.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

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

As of September 30, 2011 and 2010, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

The notes are non-interest bearing and, as such, the Company has recognized an aggregate of approximately $3,563 as additional paid-in capital for economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note F - Notes Payable to Stockholders - Continued

On September 29, 2009, the Company paid the controlling stockholders an aggregate of $19,000 as principal repayment and the controlling stockholders converted their remaining $6,000 in debt into 250,000 shares of restricted, unregistered common stock.

As of September 30, 2011 and December 31, 2010, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During 2011 and 2010, various stockholders have loaned the Company an aggregate $6,000 and $3,000, respectively,  to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company has recognized an aggregate of approximately $131 for the nine months ended September 30, 2011 and $45 for the year ended December 31, 2010 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine  month periods ended September 30, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through September 30, 2011, respectively, are as follows:

Period from
June 21, 2007
(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of September 30, 2011, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $53,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the nine month periods ended September 30, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through September 30, 2011, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Statutory rate applied to income before income taxes	$(3,800)	$(2,700)	$(19,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	3,800	2,700	19,000

Income tax expense	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2011 and December 31, 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$19,000	$15,200
Less valuation allowance	(19,000)	(15,200)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2011 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,800 and $3,300.

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 3, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 or 2010 or the period from June 21, 2007 (date of incorporation) through September 30, 2011, respectively.

General and administrative expenses of approximately $11,000 and $7,900 for each of the respective nine month periods ended September 30, 2011 and 2010 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 and for the period from June 21, 2007 (date of inception) through September 30, 2011 were $(0.01), $(0.01) and $(0.05), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $(12,800) and $2,700, respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: November 3, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director