Form 10-K
period 2011-12-31
Renewable Energy Acquisition Corp.
filed 2012-03-16
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report under Section 13 or 15(d) of the The Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No ☒

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 14, 2012 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 14, 2012, there were 1,100,000 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2011

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

Item 4 - Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock is not trading on any stock exchange or over-the-counter.  We are not aware of any market activity in our common stock since its inception through the date of this filing.

Holders

As of February 14,2012, there were four stockholders of record, who owned all of the 1,100,000 shares of our common stock issued and outstanding.

Transfer Agent

The Company operates as its own transfer agent.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2011 or 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $13,600 and $9,700, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Included in the Calendar 2011 expenses was an additional approximate $2,000 related to new expenses for compliance with the SEC’s XBRL exhibit filing rules.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.01) and $(0.01) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain relatively consistent until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

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

(5) Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of approximately $(18,000) and $(4,300), respectively; inclusive of stockholder debt of approximately $(10,300) and $(3,000), respectively.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	61	President, Chief Executive Officer, Chief Financial Officer and Director

Larry Hopfenspirger	53	Corporate Treasurer and Director

Corey Sandberg	38	Corporate Secretary and Director

Dan Ye	32	Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin	275,000	25%
10935 57th Avenue No.
Plymouth, Minnesota 55442

Larry Hopfenspirger	275,000	25%
2025 Nicollet Ave. So., Suite 203
Minneapolis, MN 55404

Corey Sandberg	275,000	25%
8966 Comstock Lane No.
Maple Grove, MN 55311

Dan Ye	275,000	25%
3801 Connecticut Ave. NW #614
Washington, DC 20008

All Executive officers and
Directors as a Group (4 persons)	1,100,000	100%

(1)	On March 14, 2012, there were 1,100,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,100,000 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

During August, October and November 2011, Messers. Laughlin and Hopfenspirger loaned the Company $3,600 and $3,700, respectively, for an aggregate $7,300 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.  The Company recognizes contributed capital and corresponding interest expense, calcuated at an imputed interest rate of 6.0% per annum, for the economic recognition of the cost of capital related to the non-interest bearing feature on these notes payable to stockholders.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$6,975	$4,918
2. Audit-related fees	—	—
3. Tax fees	225	620
4. All other fees	—	—

Totals	$7,200	$5,538

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

Item 15 - Exhibits and Financial Statement Schedules

3.1        Articles of Incorporation (*)
3.2        By-Laws (*)
10.1      Promissory Note dated June 29, 2007 issued to Craig Laughlin (*)
10.2      Promissory Note dated June 29, 2007 issued to Larry Hopfenspirger (*)
10.3      Form of Subscription Agreement with Craig Laughlin and Larry Hopfenspirger - June 2007 (*)
10.4      Form of Subscription Agreement with Corey Sandberg and Dan Ye - September 2009 (*)
10.5      Form of Subscription Agreement with Craig Laughlin and Larry Hopfenspirger for exchange of promissory notes - September 2009 (*)
31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101       Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-53900) on March 3, 2010.

(Financial statements begin on the following page)

Renewable Energy Acquisition Corp.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statements of Operations and Comprehensive Loss
for each of the years ended December 31, 2011 and 2010 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2011	F-4

Statements of Changes in Stockholders' Equity
for the period from June 21, 2007 (date of incorporation)
through December 31, 2011	F-5

Statements of Cash Flows
for each of the years ended December 31, 2011 and 2010 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renewable Energy Acquisition Corp.

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through December 31, 2011, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp. (a development stage company) as of as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through December 31, 2011, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 14, 2012 (except for Note I
as to which the date is March 14, 2012)

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash on hand and in bank	$148	$49
Prepaid expenses	2,000	—

Total Assets	$2,148	$49

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$10,300	$3,000
Accounts payable
Trade	9,553	1,147
Officer	175	175

Total Liabilities	20,028	4,322

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000, 500,000 and 500,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,626	39,331
Deficit accumulated during the development stage	(58 606)	(44,704)

Total Stockholders' Equity (Deficit)	(17,880)	(4,273)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,148	$49

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from June 21, 2007 (date of incorporation) through December 31, 2011

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	10,787	8,522	37,857
Other expenses	2,820	1,160	5,594

Total operating expenses	13,607	9,682	54,879

Loss from operations	(13,607)	(9,682)	(54,879)

Other income (expense)
Interest expense on notes payable to stockholders	(295)	(45)	(3,727)

Loss before provision for income taxes	(13,902)	(9,727)	(58,606)

Provision for income taxes	—	—	—

Net loss	(9,727)	(58,606)	(44,704)

Other comprehensive income	—	—	—

Comprehensive loss	$(13,902)	$(9,727)	$(58,606)

Loss per weighted-average share of common stock outstanding, computed on net loss –
Basic and fully diluted	$(0.01)	$(0.01)	$(0.07)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	1,100,000	798,731

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from June 21, 2007 (date of incorporation) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Common stock issued at initial capitalization on June 21, 2007	500,000	$500	$24,500	$—	$25,000

Contributed capital from non-interest bearing notes payable to stockholders	—	—	764	—	764

Net loss for the period	—	—	—	(27,652)	(27,652)

Balances at December 31, 2007	500,000	500	25,264	(27,652)	(1,888)

Contributed capital from non-interest bearing notes payable to stockholders	—	—	1,504	—	1,504

Net loss for the period	—	—	—	(3,235)	(3,235)

Balances at December 31, 2008	500,000	500	26,768	(30,887)	(3,619)

Sale of common stock on September 29, 2009 for $0.02 per share	300,000	300	5,700	—	6,000

Notes payable to stockholders converted to equity on September 29, 2009 at $0.02 per share	300,000	300	5,700	—	6,000

Contributed capital from non-interest bearing notes payable to stockholders	—	—	1,118	—	1,118

Net loss for the period	—	—	—	(4,090)	(4,090)

Balances at December 31, 2009	1,100,000	1,100	39,286	(34,977)	5,409

Contributed capital from non-interest bearing notes payable to stockholders	—	—	45	—	45

Net loss for the period	—	—	—	(9,727)	(9,727)

Balances at December 31, 2010	1,100 000	1,100	39,331	(44,704)	(4,273)

Contributed capital from non-interest bearing notes payable to stockholders	—	—	295	—	295

Net loss for the period	—	—	—	(13,902)	(13,902)

Balances at December 31, 2011	1,100,000	$1,100	$39,626	$(58,606)	$(17,880)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2011 and 2010
Period from June 21, 2007 (date of incorporation) through December 31, 2011

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(13,902)	$(9,727)	$(58,606)
Adjustments to reconcile net loss to net cash provided by operating activities
Interest expense contributed as capital by stockholders	295	45	3,726
(Increase) Decrease in
Prepaid expenses	(2,000)	28	—
Increase (Decrease) in
Accounts payable - trade	8,406	1,147	9,553
Accounts payable - officer	—	—	175

Net cash used in operating activities	(7,201)	(8,507)	(47,152)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	7,300	3,000	35,000
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	7,300	3,000	47,300

Increase in Cash	99	(5,507)	148

Cash at beginning of period	49	5,556	—

Cash at end of period	$148	$49	$148

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

3.      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company may become subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 2008.  However, the Company does not anticipate any examinations of returns filed subsequent to 2007.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

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

As of December 31, 2011 and 2010, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
December 31, 2011 and 2010

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

As of December 31, 2011 and 2010, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During Calendar 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

During Calendar 2011, two stockholders loaned the Company an aggregate $7,300 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

The Company has recognized an aggregate of approximately $295 and $45, respectively, as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through December 31, 2011, respectively, are as follows:

Period from
June 21, 2007
(date of
incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of December 31, 2011, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $59,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the years ended December 31, 2011 and 2010 and for the period from June 21, 2007 (date of incorporation) through December 31, 2011, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
			incorporation)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to income before income taxes	$(4,800)	$(3,300)	$(20,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	4,800	3,300	20,000

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 and 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$20,000	$15,200
Less valuation allowance	(20,000)	(15,200)

Net Deferred Tax Asset	$—	$—

During the each of the periods ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $4,800 and $3,300.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note I - Subsequent Events

Management has evaluated all activity of the Company through February 14, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: March 14, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 14, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 14, 2012	/s/ Larry Hopfenspirger
Larry Hopfenspirger
Corporate Treasurer and Director

Dated: March 14, 2012	/s/ Corey Sandberg
Corey Sandberg
Corporate Secretary and Director

Dated: March 14, 2012	/s/ Dan Ye
Dan Ye
Director