Form 10-Q
period 2012-03-31
Renewable Energy Acquisition Corp.
filed 2012-05-08
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2012: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash on hand and in bank	$115	$148
Prepaid expenses	1,000	2,000

Total Assets	$1,115	$2,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$10,300	$10,300
Accounts payable
Trade	12,763	9,553
Officer	175	175

Total Liabilities	23,238	20,028

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	-	-
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000, 500,000 and 500,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,781	39,626
Deficit accumulated during the development stage	(63,004)	(58,606)

Total Stockholders' Equity (Deficit)	(22,123)	(17,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,115	$2,148

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through March 31, 2012

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	2,870	6,707	40,727
Other expenses	1,373	330	6,967

Total operating expenses	4,243	7,057	59,122

Loss from operations	(4,243)	(7,057)	(59,122)

Other income (expense)
Interest expense on notes payable to stockholders	(155)	(30)	(3,882)

Loss before provision for income taxes	(4,398)	(7,087)	(63,004)

Provision for income taxes	—	—	—

Net loss	(4,398)	(7,087)	(63,004)

Other comprehensive income	—	—	—

Comprehensive loss	$(4,398)	$(7,087)	$(63,004)

Loss per weighted-average share of common stock outstanding, computed on net loss -
basic and fully diluted	$(0.00)	$(0.01)	$(0.08)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,100,000	1,100,000	814,433

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through March 31, 2012

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss for the period	$(4,398)	$(7,087)	$(63,004)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	155	30	3,882
(Increase) Decrease in
Prepaid expenses	(1,000)	—	(1,000)
Increase (Decrease) in
Accounts payable - trade	3,210	7,046	12,762
Accounts payable - officer	—	—	175

Net cash used in operating activities	(33)	(11)	(47,185)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	35,300
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	47,300

Increase in Cash	(33)	(11)	115

Cash at beginning of period	148	49	—

Cash at end of period	$115	$38	$115

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and December 31, 2011

Note C - Going Concern Uncertainty - Continued

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note D - Summary of Significant Accounting Policies - Continued

3      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company may become subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 2009.  However, the Company does not anticipate any examinations of returns filed subsequent to 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

4      Income (Loss) per share

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

As of March 31, 2012 and 2011, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

5      New and Pending Accounting Pronouncements

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
March 31, 2012 and December 31, 2011

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

As of March 31, 2012 and December 31, 2011, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During Calendar 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

During Calendar 2011, two stockholders loaned the Company an aggregate $7,300 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

The Company has recognized an aggregate $3,882 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on all notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three months ended March 31, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through March 31, 2012, respectively, are as follows:

Period from
June 21, 2007
(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of March 31, 2012, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $63,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the three months ended March 31, 2012 and 2011, and for the period from June 21, 2007 (date of incorporation) through March 31, 2012, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Three months	Three months	incorporation)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(1,500)	$(2,400)	$(21,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	1,500	2,400	21,500

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$21,500	$20,000
Less valuation allowance	(21,500)	(20,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,500 and $4,800.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note I - Subsequent Events

Management has evaluated all activity of the Company through May 8, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011 or the period from June 21, 2007 (date of incorporation) through March 31, 2012, respectively.

General and administrative expenses of approximately $4,200 and $7,100 for each of the respective three month periods ended March 31, 2012 and 2011 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, we had virtually no activity.

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

Earnings per share for the respective three month periods ended March 31, 2012 and 2011 and for the period from June 21, 2007 (date of inception) through March 31, 2012 were $(0.00), $(0.01) and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, respectively, the Company had working capital of approximately $(22,100) and $(11,300), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

Renewable Energy Acquisition Corp.

Dated: May 8, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director