Form 10-Q
period 2012-06-30
Renewable Energy Acquisition Corp.
filed 2012-08-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 9, 2012: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2012

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash on hand and in bank	$80	$148
Prepaid expenses	—	2,000

Total Assets	$80	$2,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$10,300	$10,300
Accounts payable
Trade	14,603	9,553
Officer	635	175

Total Liabilities	25,538	20,028

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000, 500,000 and 500,000 shares issued and outstanding	1,100	1,100
Additional paid-in capital	39,935	39,626
Deficit accumulated during the development stage	(66,493)	(58,606)

Total Stockholders' Equity (Deficit)	(25,458)	(17,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$80	$2,148

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through June 30, 2012

(Unaudited)

					Period from
	Six months	Six months	Three months	Three months	June 21, 2007
	ended	ended	ended	ended	(date of incorporation)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	4,590	8,057	1,720	1,350	42,447
Other expenses	2,988	487	1,615	137	8,582

Total operating expenses	7,578	8,544	3,335	1,487	62,457

Loss from operations	(7,578)	(8,544)	(3,335)	(1,487)	(62,457)

Other income (expense)
Interest expense on notes payable to
stockholders	(309)	(61)	(154)	(30)	(4,036)

Loss before provision for income taxes	(7,887)	(8,605)	(3,489)	(1,517)	(66,493)

Provision for income taxes	—	—	—	—	—

Net loss	(7,887)	(8,605)	(3,489)	(1,517)	(66,493)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(7,887)	$(8,605)	$(3,489)	$(1,517)	$(66,493)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.08)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	1,100,000	1,100,000	1,100,000	1,100,000	828,579

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through June 30, 2012

(Unaudited)

			Period from
			June 21, 2007
	Six months	Six months	(date of incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(7,887)	$(8,605)	$(66,493)
Adjustments to reconcile net loss to net cash
provided by operating activities
Interest expense contributed as capital by stockholders	309	—	4,035
(Increase) Decrease in
Prepaid expenses	2,000	61	—
Increase (Decrease) in
Accounts payable - trade	5,050	8,516	14,603
Accounts payable - officer	460	—	635

Net cash used in operating activities	(68)	(28)	(47,220)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	—	35,300
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	—	47,300

Increase (Decrease ) in Cash	(68)	(28)	80

Cash at beginning of period	148	49	—

Cash at end of period	$80	$21	$80

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2012 and 2011, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During Calendar 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

During Calendar 2011, two stockholders loaned the Company an aggregate $7,300 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

The Company has recognized an aggregate $4,035 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on all notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six months ended June 30, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through June 30, 2012, respectively, are as follows:

Period from
June 21, 2007
	Six months	Six months	(date of incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of June 30, 2012, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $66,500.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the six months ended June 30, 2012 and 2011, and for the period from June 21, 2007 (date of incorporation) through June 30, 2012, respectively, are as follows:

			Period from
			June 21, 2007
	Six months	Six months	(date of incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(2,600)	$(2,900)	$(22,600)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward(s)	2,600	2,900	22,600

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$22,600	$20,000
Less valuation allowance	(22,600)	(20,000)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,600 and $4,800.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note I - Subsequent Events

Management has evaluated all activity of the Company through August 9, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2012 or 2011 or the period from June 21, 2007 (date of incorporation) through June 30, 2012, respectively.

General and administrative expenses of approximately $7,600 and $8,500 for each of the respective six month periods ended June 30, 2012 and 2011 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, the Company had virtually no activity.

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

Earnings per share for the respective six month periods ended June 30, 2012 and 2011 and for the period from June 21, 2007 (date of inception) through June 30, 2012 were $(0.01), $(0.01) and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, respectively, the Company had working capital deficits of approximately $(25,500) and $(11,300), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

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

Renewable Energy Acquisition Corp.

Dated: August 9, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director