Form 10-Q
period 2012-09-30
Renewable Energy Acquisition Corp.
filed 2012-11-08
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 2, 2012: 1,100,000

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2012

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$169	$148
Prepaid expenses	2,375	2,000

Total Assets	$2,544	$2,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$17,420	$10,300
Accounts payable
Trade	11,503	9,553
Officer	635	175

Total Liabilities	29,558	20,028

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,100,000, 500,000 and 500,000 shares
issued and outstanding	1,100	1,100
Additional paid-in capital	40,168	39,626
Deficit accumulated during the development stage	(68,282)	(58,606)

Total Stockholders' Equity (Deficit)	(27,014)	(17,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$169	$2,148

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through September 30, 2012

(Unaudited)

					Period from
					June 21, 2007
	Nine months	Nine months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	6,000	9,407	1,410	1,350	43,857
Other expenses	3,134	1,631	146	1,144	8,728

Total operating expenses	9,134	11,038	1,556	2,494	64,013

Loss from operations	(9,134)	(11,038)	(1,556)	(2,494)	(64,013)

Other income (expense)
Interest expense on notes payable to stockholders	(542)	(132)	(234)	(71)	(4,269)

Loss before provision for income taxes	(9,676)	(11,170)	(1,790)	(2,565)	(68,282)

Provision for income taxes	—	—	—	—	—

Net loss	(9,676)	(11,170)	(1,790)	(2,565)	(68,282)

Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(9,676)	$(11,170)	$(1,790)	$(2,565)	$(68,282)
Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.08)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	1,100,000	1,100,000	1,100,000	1,100,000	841,524

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through September 30, 2012

(Unaudited)

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(9,676)	$(11,170)	$(68,282)
Adjustments to reconcile net loss to net
cash provided by operating activities
Interest expense contributed as capital by stockholders	542	132	4,268
(Increase) Decrease in
Prepaid expenses	(375)	(3,000)	(2,375)
Increase (Decrease) in
Accounts payable - trade	2,410	11,486	11,963
Accounts payable - officer	—	—	175

Net cash used in operating activities	(7,099)	(2,552)	(54,251)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	7,120	3,000	42,420
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	7,120	3,000	54,420

Increase (Decrease ) in Cash	21	448	169

Cash at beginning of period	148	49	—

Cash at end of period	$169	$497	$169

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$6,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2012 and 2011, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
September 30, 2012 and December 31, 2011

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

As of September 30, 2012 and December 31, 2011, the outstanding balances on these two separate notes is an aggregate $-0- and $-0-, respectively.

During Calendar 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

During Calendar 2011, two stockholders loaned the Company an aggregate $7,300 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

During Calendar 2012, two stockholders loaned the Company an aggregate $7,120 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

The Company has recognized an aggregate $4,269 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on all notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine months ended September 30, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through September 30, 2012, respectively, are as follows:

Period from
June 21, 2007
(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of September 30, 2012, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $68,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the nine months ended September 30, 2012 and 2011, and for the period from June 21, 2007 (date of incorporation) through September 30, 2012, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(3,300)	$(3,800)	$(23,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward(s)	3,300	3,800	23,000

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$23,000	$20,000
Less valuation allowance	(23,000)	(20,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,000 and $4,800.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 2, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2012 or 2011 or the period from June 21, 2007 (date of incorporation) through September 30, 2012, respectively.

General and administrative expenses of approximately $9,100 and $11,000 for each of the nine month periods ended September 30, 2012 and 2011, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, the Company had virtually no activity.

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

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Earnings per share for the respective nine month periods ended September 30, 2012 and 2011 and for the period from June 21, 2007 (date of inception) through September 30, 2012 were $(0.01), $(0.01) and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

(4) Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, (Exchange Act).  On May 3, 2010, 60 days following our filing of a General Form for Registration of Securities pursuant to Section 12(g) of the Securities Exchange Act of 1934 on Form 10, we became subject to the periodic reporting requirements of the Exchange Act.   After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.   Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin

Board in order to become public, purchasing an OTC Bulletin Board trading company may be substantially more expensive than purchasing a Form 10 “blank check” company and such companies trading on the OTC Bulletin oard may also have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will be required to file an extensive Form 8-K with the SEC in connection with the transaction, including Form 10 type disclosures and other information on the private operating company.  However, the aggregate expenses of purchasing a Form 10 “blank check” company and filing the Form 8-K is anticipated to be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public.

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

(5) Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, respectively, the Company had working capital deficits of approximately $(27,000) and $(11,300), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

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

Renewable Energy Acquisition Corp.

Dated: November 2, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director