Form 10-K
period 2012-12-31
Renewable Energy Acquisition Corp.
filed 2013-03-27
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 25, 2013 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 25, 2013, there were 1,623,750 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2012

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

Development Plan

Based on our proposed business activities, we are a "blank check" company.  The U.S. Securities and Exchange Commission (the "SEC") defines "blank check" companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  We also qualify as a "shell company," as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.  We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation.  In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Exchange Act.  On the 61st day following the filing of our registration statement on Form 10 in March 2010, our common stock was eligible to be registered under Section 12(g) of the Exchange Act and we became subject to the periodic reporting requirements of the Exchange Act.  After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act.  Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues.  Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will need to file an extensive Form 8-K in connection with the transaction, including Form 10 type information on the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.  Therefore, we believe that we would be attractive to a private operating company seeking to become public. We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan.  We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.  The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.  No discussions regarding the possibility of a business combination will occur until after the effective date of this registration form.  Our officers and directors will collectively devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed.  However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.  As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us.  We have flexibility in seeking, analyzing and participating in potential business opportunities.  In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Holders

As of March 25, 2013, there were four stockholders of record, who owned all of the 1,623,750 shares of our common stock issued and outstanding.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2012 or 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2012 and 2011 were approximately $11,700 and $13,600, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Included in the Calendar 2012 and 2011 expenses was an additional approximate $3,000 and $2,000 related to additional SEC mandated expenses for compliance with the SEC’s XBRL exhibit filing rules.  Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.01) and $(0.01) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital of approximately $(19,000) and $(18,000), respectively; inclusive of stockholder debt of approximately $(7,145) and $(10,300), respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

(Remainder of this page left blank intentionally)

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	62	President, Chief Executive Officer, Chief Financial Officer and Director

Larry Hopfenspirger	54	Director

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders.  Executive officers serve by appointment at the discretion of the board of directors.

CRAIG S. LAUGHLIN, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR.

Mr. Laughlin, a significant  stockholder, officer and director, is the founder and President of SRC Funding, LLC, a privately-owned Minnesota company engaged in business consulting services and private investment activity.

Mr. Laughlin is also the sole officer, director, and principal stockholder of HPC Acquisitions, Inc. , a publicly-owned Nevada corporation, which currently files periodic reports with the U. S. Securities and Exchange Commission and is seeking a business opportunity in which to participate.

Mr. Laughlin has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components; has served as the Managing Member of Machine Magic, LLC, a privately held Minnesota company that is developing a fully automated self-service key duplication vending machine; and has served as a director of Gold Standard Medical, Inc., an inactive publicly-held shell company that is not currently filing periodic reports with the SEC and does not intend to pursue a business combination opportunity in which to participate unless and until it can update its corporate and financial affairs.

From August 2002 to July 2006, Mr. Laughlin served as an officer and director of Dinewise, Inc. (formerly SimplaGene USA, Inc.), a publicly-held direct to consumer retailer of branded, prepared, premium quality frozen proteins (such as beef, chicken, pork and fish), meals, soups, appetizers and desserts.  Prior to July 2006, Dinewise (then SimplaGene USA) was an inactive shell corporation.

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

LARRY HOPFENSPIRGER, DIRECTOR.

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

Of our officers and directors, Mr. Laughlin has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity.  As demonstrated by the above mentioned list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Laughlin held comparable titles and duties to those he holds in the Company, we believe that Mr. Laughlin possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan.  Furthermore, given Mr. Laughlin’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Laughlin to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors.  The Board of Directors has designated Mr. Laughlin as the Company’s lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Laughlin.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

(Remainder of this page left blank intentionally)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin	513,750	31.64%
10935 57th Avenue No.
Plymouth, Minnesota 55442

Larry Hopfenspirger	510,000	31.41%
2025 Nicollet Ave. So., Suite 203
Minneapolis, MN 55404

Corey Sandberg	275,000	16.94%
13570 Grove Drive, # 310
Maple Grove, MN 55311

Dan Ye	325,000	20.01%
3003 Van Ness Street NW
Suite W116
Washington D.C. 20008

All Executive officers and
Directors as a Group (4 persons)	1,023,750	100%

(1)	On March 25, 2013, there were 1,100,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,100,000 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

During the period July 2012 through December 2012, Messers. Laughlin and Hopfenspirger loaned the Company an aggregate of approximately $7,320 to support the Company’s working capital needs.  These loans are due upon demand and are non-interest bearing.  The Company recognizes contributed capital and corresponding interest expense, calculated at an imputed interest rate of 6.0% per annum, for the economic recognition of the cost of capital related to the non-interest bearing feature on these notes payable to stockholders.

On November 12, 2012, the Company executed five (5) separate Investment Letter and Subscription Agreement(s) with Messers. Laughlin, Hopfenspirger and Ye to convert an aggregate $10,475 in notes payable to stockholders into approximately 523,750 shares of restricted, unregistered common stock at $0.02 per share.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,050	$6,975
2. Audit-related fees	—	—
3. Tax fees	235	225
4. All other fees	—	—

Totals	$7,285	$7,200

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

Item 15 - Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (*)
3.2	By-Laws (*)
10.1	Promissory Note dated June 29, 2007 issued to Craig Laughlin (*)
10.2	Promissory Note dated June 29, 2007 issued to Larry Hopfenspirger (*)
10.3	Form of Subscription Agreement with Craig Laughlin and Larry Hopfenspirger - June 2007 (*)
10.4	Form of Subscription Agreement with Corey Sandberg and Dan Ye - September 2009 (*)
10.5	Form of Subscription Agreement with Craig Laughlin and Larry Hopfenspirger for exchange of promissory notes - September 2009 (*)
10.6	Form of Investment Letter and Subscription Agreement with Craig Laughlin (2), Larry Hopfenspirger (2) and Dan Ye (1) for exchange of promissory notes - November 2012
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-53900) on March 3, 2010.

(Financial statements begin on the following page)

Renewable Energy Acquisition Corp.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statements of Operations and Comprehensive Loss
for each of the years ended December 31, 2012 and 2011 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2012	F-4

Statements of Changes in Stockholders' Equity
for the period from June 21, 2007 (date of incorporation)
through December 31, 2012	F-5

Statements of Cash Flows
for each of the years ended December 31, 2012 and 2011 and
for the period from June 21, 2007 (date of incorporation)
through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renewable Energy Acquisition Corp.

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through December 31, 2012, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp. (a development stage company) as of as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through December 31, 2012, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
March 25, 2013

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$129	$148
Prepaid expenses	1,375	2,000

Total Assets	$1,504	$2,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$7,145	$10, 300
Accounts payable
Trade	12,793	9,553
Officer	635	175

Total Liabilities	20,573	20,028

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 and 1,100,000 issued and outstanding	1,624	1,100
Additional paid-in capital	50,305	39,626
Deficit accumulated during the development stage	(70,998)	(58,606)

Total Stockholders' Equity (Deficit)	(19,069)	(17,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,504	$2,148

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from June 21, 2007 (date of incorporation) through December 31, 2012

			Period from
			June 21, 2007
			(date of
	Year	Year	incorporation)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	7,410	10,787	45,267
Other expenses	4,254	2,820	9,848

Total operating expenses	11,664	13,607	66,543

Loss from operations	(11,664)	(13,607)	(66,543)

Other income (expense)
Interest expense on notes payable to stockholders	(728)	(295)	(4,455)

Loss before provision for income taxes	(12,392)	(13,902)	(70,998)

Provision for income taxes	—	—	—

Net loss	(12,392)	(13,902)	(70,998)

Other comprehensive income	—	—	—

Comprehensive loss	$(12,392)	$(13,902)	$(70,998)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.08)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,170,551	1,100,000	866,248

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from June 21, 2007 (date of incorporation) through December 31, 2012

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

- Continued -

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit) - Continued
Period from June 21, 2007 (date of incorporation) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balances at December 31, 2011	1,100,000	$1,100	$39,626	$(58,606)	$(17,880)

Notes payable to stockholders converted to equity on November 12, 2012
at $0.02 per share	523,750	524	9,951	—	10,475

Contributed capital from non-interest bearing notes payable to stockholders	—	—	728	—	728

Net loss for the period	—	—	—	(12,392)	(12,392)

Balances at December 31, 2012	1,623,750	$1,624	$50,305	$(70,998)	$(19,069)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2012 and 2011
Period from June 21, 2007 (date of incorporation) through December 31, 2012

			Period from
			June 21, 2007
			(date of
	Year	Year	incorporation)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(12,392)	$(13,902)	$(70,998)
Adjustments to reconcile net loss to net cash provided by operating activities
Interest expense contributed as capital by stockholders	728	295	4,454
(Increase) Decrease in
Prepaid expenses	625	(2,000)	(1,375)
Increase (Decrease) in
Accounts payable - trade	3,240	8,406	12,793
Accounts payable - officer	460	—	635

Net cash used in operating activities	(7,339)	(7,201)	(54,491)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	7,320	7,300	42,620
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	7,320	7,300	54,620

Increase in Cash	(19)	99	129

Cash at beginning of period	148	49	—

Cash at end of period	$129	$148	$129

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders
converted into common stock	$10,475	$—	$6,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

3.      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company may become subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
December 31, 2012 and 2011

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

During Calendar 2011, two stockholders loaned the Company an aggregate $7,320 to support the Company’s working capital needs.  These notes are due upon demand and are non-interest bearing.

On November 12, 2012, the Company executed five (5) separate Investment Letter and Subscription Agreement(s) with three (3) separate stockholders converting an aggregate $10,475 in notes payable to stockholders into approximately 523,750 shares of restricted, unregistered common stock at $0.02 per share.

The Company has recognized an aggregate of approximately $728 and $295, respectively, for the years ended December 31, 2012 and 2011 as additional paid-in capital for the economic event (calcuated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through December 31, 2012, respectively, are as follows:

Period from
June 21, 2007
(date of
	Year	Year	incorporation)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note G - Income Taxes - Continued

As of December 31, 2012, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $71,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2012 and 2011 and for the period from June 21, 2007 (date of incorporation) through December 31, 2012, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Year	Year	incorporation)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(4,000)	$(4,800)	$(24,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	4,000	4,800	24,000

Income tax expense	$—	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2012 and 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$24,000	$20,000
Less valuation allowance	(24,000)	(20,000)

Net Deferred Tax Asset	$—	$—

During the each of the periods ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $4,000 and $4,800.

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
December 31, 2012 and 2011

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

On November 12, 2012, the Company executed five (5) separate Investment Letter and Subscription Agreement(s) with three (3) separate stockholders converting an aggregate $10,475 in notes payable to stockholders into approximately 523,750 shares of restricted, unregistered common stock at $0.02 per share.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 25, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: March 27, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 27, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 27, 2013	/s/ Larry Hopfenspirger
Larry Hopfenspirger
Director