Form 10-Q
period 2013-06-30
Renewable Energy Acquisition Corp.
filed 2013-08-14
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2013: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q
For the period ended June 30, 2013

Part I - Financial Information

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$814	$129
Prepaid expenses	—	1,375

Total Assets	$814	$1,504

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$9,919	$12,793
Accounts payable – related party	—	635
Notes payable to stockholders	17,020	7,145

Total Liabilities	26,939	20,573

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	50,691	50,305
Deficit accumulated during the development stage	(78,440)	(70,998)

Total Stockholders' Deficit	(26,125)	(19,069)

Total Liabilities and Stockholders’ Deficit	$814	$1,504

See accompanying notes to financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations
(Unaudited)
For the Three and Six months ended June 30, 2013 and 2012 and
Period from June 21, 2007 (inception) through June 30, 2013

					Period from
	Six months	Six months	Three months	Three months	June 21, 2007
	ended	ended	ended	ended	(inception)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	4,525	4,590	1,400	1,720	49,792
Other expenses	2,530	2,988	1,120	1,615	12,378

Total operating expenses	7,055	7,578	2,520	3,335	73,598

Loss from operations	(7,055)	(7,578)	(2,520)	(3,335)	(73,598)

Other income (expense)
Interest expense	(387)	(309)	(255)	(154)	(4,842)

Net Loss	$(7,442)	$(7,887)	$(2,775)	$(3,489)	$(78,440)

Loss per share of common stock –
basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding –
basic and diluted	1,623,750	1,100,000	1,623,750	1,100,000

See accompanying notes to financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
(Unaudited)
For the Six months ended June 30, 2013 and 2012 and
Period from June 21, 2007 (inception) through June 30, 2013

			Period from
			June 21, 2007
			(date of
	Six months	Six months	incorporation)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(7,442)	$(7,887)	$(78,440)
Adjustments to reconcile net loss
to net cash used in operating activities
Imputed interest on related party loans	387	309	4,842
Change in operating assets and liabilities
Prepaid expenses	1,375	2,000	—
Accounts payable	(2,875)	5,050	9,919
Accounts payable – related party	—	460	—

Net cash used in operating activities	(8,555)	(68)	(63,679)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—	31,000
Borrowings on notes payable – related parties	9,240	—	52,493
Repayments of notes payable – related parties	—	—	(19,000)

Net cash provided by financing activities	9,240	—	64,493

Increase (Decrease) in Cash	685	(68)	814

Cash at beginning of period	129	148	—

Cash at end of period	$814	$80	$814

Supplemental Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash Investing and Financing Activities
Notes payable – related party converted into common stock	$—	$—	$16,475

See accompanying notes to financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
(Unaudited)

Note A – Organization and Description of Business

Renewable Energy Acquisition Corp. (the “Company”) was incorporated on June 21, 2007 under the laws of the State of Nevada.

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

Note B - Preparation of Financial Statements and Summary of Significant Accounting Policies

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

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

2.      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and December 31, 2012, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

3.      Income (Loss) per share

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

As of June 30, 2013 and 2012, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.      New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

5.      Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

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

Note D - Notes Payable – Related Parties

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

On September 29, 2009, the Company paid the controlling stockholders an aggregate of $19,000 as principal repayment and the controlling stockholders converted their remaining $6,000 in debt into 300,000 shares of restricted, unregistered common stock.

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

As of June 30, 2013 and December 31, 2012, the outstanding aggregate balances on notes payable to stockholders was approximately $17,020 and $7,145, respectively.

The Company has recognized an aggregate of approximately $387 and $309, respectively, in interest expense for each of the six month periods ended June 30, 2013 and 2012 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

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

Our business plan is to acquire a business in either the renewable energy or the environmental industries.  Although we are actively seeking acquisition candidates, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.   Notwithstanding our focus on renewable energy and environmental industries, we are not restricted from pursuing an acquisition or business combination with a business in any industry.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

There is no assurance that the implementation of our business plan or any future business combination transaction will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

(3) Results of Operations

The Company had no revenue for the six or three-onth periods ended June 30, 2013 or 2012 or the period from June 21, 2007 (date of incorporation) through June 30, 2013.

General and administrative expenses of approximately $7,100 and $7,600 for each of the six-onth periods ended June 30, 2013 and 2012, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, the Company had virtually no activity.

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

Loss common share for the respective six-onth periods ended June 30, 2013 and 2012 were $(0.00) and $(0.00),  respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. Our officers and directors will devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed.  However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months, we anticipate incurring costs related to filing of periodic reports under the Exchange Act, seeking a prospective business acquisition and, if an attractive prospect is located, pursue completion of an acquisition.

(5) Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, respectively, the Company had working capital deficits of approximately $(26,000) and $(19,000), respectively; inclusive of notes payable to stockholders of approximately $17,000 and $7,100, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.

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

(6) Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2013 and 2012, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believes that the financial statements included in this report fairly presents, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: August 7, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director