Form 10-Q
period 2013-09-30
Renewable Energy Acquisition Corp.
filed 2013-11-12
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2013: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q
For the period ended September 30, 2013

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalent	$7,234	$129
Prepaid expenses	10,925	1,375

Total Assets	$18,159	$1,504

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable
Trade	$7,794	$12,793
Officer	—	635
Deposits	20,000	—
Notes payable to stockholders	21,020	7,145

Total Liabilities	48,814	20,573

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value,
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value,
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	50,988	50,305
Deficit accumulated during the development stage	(83,267)	(70,998)

Total Stockholders' Deficit	(30,655)	(19,069)

Total Liabilities and Stockholders’ Deficit	$18,159	$1,504

See accompanying notes to unaudited financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations
For the Nine and Three months ended September 30, 2013 and 2012 and
Period from June 21, 2007 (date of incorporation) through September 30, 2013
(Unaudited)

					Period from
					June 21, 2007
	Nine months	Nine months	Three months	Three months	(date of
	ended	ended	ended	ended	incorporation)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$—	$—	$—	$—	$—

Operating expenses
Organization costs	—	—	—	—	11,428
Professional fees	9,825	6,000	5,300	1,410	55,092
Other expenses	1,760	3,134	(950)	146	11,608

Total operating expenses	11,585	9,134	4,350	1,556	78,128

Loss from operations	(11,585)	(9,134)	(4,350)	(1,556)	(78,128)

Other expense
Interest expense	(684)	(542)	(297)	(234)	(5,139)

Net Loss	$(12,269)	$(9,676)	$(4,647)	$(1,790)	$(83,267)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding –
basic and fully diluted	1,623,750	1,100,000	1,623,750	1,100,000

See accompanying notes to unaudited financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2013 and 2012 and
Period from June 21, 2007 (date of incorporation) through September 30, 2013
(Unaudited)

			Period from
			June 21, 2007
			(date of
	Nine months	Nine months	incorporation)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(12,269)	$(9,676)	$(83,267)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	684	542	5,138
(Increase) Decrease in
Prepaid expenses	(9,550)	(375)	(10,925)
Increase (Decrease) in
Accounts payable - trade	(5,000)	2,410	7,793

Net cash used in operating activities	(26,135)	(7,099)	(81,261)

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	13,240	7,120	56,495
Principal repayments of notes payable to stockholders	—	—	(19,000)
Deposits received from potential acquisition	20,000	—	20,000

Net cash provided by financing activities	33,240	7,120	88,495

Increase in Cash	7,105	21	7,234

Cash at beginning of period	129	148	—

Cash at end of period	$7,234	$169	$7,234

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$61,000
Accounts payable to stockholders converted into note payable	$635	$—	$635

See accompanying notes to unaudited financial statements.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements

Note C - Going Concern Uncertainty, Continued

The Company has no operating history, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, there is substantial doubt about our ability to continue as a going concern.

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements

Note D - Summary of Significant Accounting Policies, Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment are recognized on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.

3.      Earnings (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per common share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of September 30, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.      Recent Accounting Pronouncements

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

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements

Note E - Notes Payable to Stockholders

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

During 2013, two (2) separate stockholders loaned an additional aggregate $13,240 in cash to the Company to support operations.  Additionally, one stockholder converted $635 of open accounts payable into a note payable.  These notes are due upon demand and are non-interest bearing.

As of September 30, 2013 and December 31, 2012, the outstanding aggregate balances on notes payable to stockholders was $21,020 and $7,145, respectively.

The Company has recognized an aggregate of $684 and $542 in interest expense for each of the nine month periods ended September 30, 2013 and 2012, respectively, as additional paid-in capital for the economic event related to the non-interest bearing feature on these notes payable to stockholders(calculated at an imputed interest rate of 6.0% per annum).

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements

Note F - Equity Transactions

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

On September 2, 2013, the Company received a $20,000 “stand still fee" from a construction company pursuant to which it agreed to negotiate in good faith to reach a definitive agreement regarding the acquisition of the construction company’s solar photovoltaic construction and installation business unit, and to refrain from entering into discussions or negotiations with any other acquisition target for a period of time.  As of the date of these financial statements, the companies are still in conversation and no definitive agreement has been entered into. The Company recorded this $20,000 fee under deposits on the balance sheet at September 30, 2013.

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

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2013 or 2012 or the period from June 21, 2007 (date of incorporation) through September 30, 2013, respectively.

General and administrative expenses of approximately $11,600 and $9,100 for each of the nine month periods ended September 30, 2013 and 2012, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  From our inception until the 4th quarter of Calendar 2009, the Company had virtually no activity.

On September 2, 2013, the Company received a $20,000 “stand still fee" from a construction company pursuant to which it agreed to negotiate in good faith to reach a definitive agreement regarding the acquisition of the construction company’s solar photovoltaic construction and installation business unit, and to refrain from entering into discussions or negotiations with any other acquisition target for a period of time.  As of the date of these financial statements, the companies are still in conversation and no definitive agreement has been entered into. The Company recorded this $20,000 fee under deposits on the balance sheet at September 30, 2013.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not executed or consummated any definitive agreements with any identified business combination target.  Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Loss per share for the respective nine month periods ended September 30, 2013 and 2012 and for the period from June 21, 2007 (date of inception) through September 30, 2013 were $(0.01), $(0.01) and $(0.07), respectively.

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

(5) Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, respectively, the Company had working capital deficits of approximately $(30,700) and $(19,000), respectively; inclusive of notes payable to stockholders of approximately $21,000 and $7,100, respectively.

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

Our significant accounting policies are:

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Income (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per common share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Renewable Energy Acquisition Corp.

Dated: November 8, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director