Form 10-K
period 2013-12-31
Renewable Energy Acquisition Corp.
filed 2014-03-31
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 25, 2014 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 25, 2014, there were 1,623,750 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2013

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

Recent Development

On September 2, 2013, the Company received a $20,000 “stand still” payment from TM Worldlink, Inc. (TMW) of Kaneohe, Hawaii.  In consideration of the payment, the Company agreed to conduct due diligence and to negotiate in good faith an agreement for a potential acquisition of TMW’s Adon Solar Division.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of 30 days.  In December 2013, the Company was advised by TMW that it was terminating any further discussions with the Company regarding an acquisition.  Accordingly, we have no reason to believe that the Company will engage in any transaction with TMW in the future and the Company retained the $20,000 in accordance with the original standstill agreement.

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

Not applicable

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

Holders

As of March 25, 2014, there were four stockholders of record, who owned all of the 1,623,750 shares of our common stock issued and outstanding.

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

On September 2, 2013, the Company received a $20,000 “stand still” payment from TM Worldlink, Inc. (TMW) of Kaneohe, Hawaii.  In consideration of the payment, the Company agreed to conduct due diligence and to negotiate in good faith an agreement for a potential acquisition of TMW’s Adon Solar Division.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of 30 days.  In December 2013, the Company was advised by TMW that it was terminating any further discussions with the Company regarding an acquisition.  Accordingly, we have no reason to believe that the Company will engage in any transaction with TMW in the future and the Company retained the $20,000 in accordance with the original standstill agreement.

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2013 or 2012, respectively.

General and administrative expenses for each of the years ended December 31, 2013 and 2012 were approximately $15,300 and $11,700, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Included in the Calendar 2013 and 2012 expenses was an additional approximate $3,000 related to additional SEC mandated expenses for compliance with the SEC’s XBRL exhibit filing rules.  Earnings (Loss) per share for the respective years ended December 31, 2013 and 2012 were $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2013 and 2012, respectively, the Company had working capital of approximately $(14,000) and $(19,000), respectively; inclusive of stockholder debt of approximately $(21,000) and $(7,100), respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	63	President, Chief Executive Officer, Chief Financial Officer and Director

Larry Hopfenspirger	55	Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2013, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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
3003 Van Ness Street NW
Suite W116
Washington D.C. 20008

All Executive officers and
Directors as a Group (4 persons)	1,623,750	100%

(1)	On March 25, 2014, there were 1,623,750 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2013 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,623,750 shares of common stock outstanding on December 31, 2013, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

During calendar year 2013, Messers. Laughlin and Hopfenspirger advanced the Company an additional total of  $13,240 to support the Company’s working capital needs.  These loans are due upon demand and are non-interest bearing.  The Company recognizes contributed capital and corresponding interest expense, calculated at an imputed interest rate of 6.0% per annum, for the economic recognition of the cost of capital related to the non-interest bearing feature on these notes payable to stockholders.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, GBH CPAs, PC of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

1. Audit fees	$6,500	$—
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$6,500	$—

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH CPAs, PC maintaining its independence and have determined that these services do not compromise their independence.

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

The Company’s principal accountant, GBH CPAs, PC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

(Financial statements begin on the following page)

Renewable Energy Acquisition Corp.
(a development stage company)

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2013 and 2012	F-3

Statements of Operations and Comprehensive Loss
for each of the years ended December 31, 2013 and 2012 and
for the period from June 21, 2007 (date of inception)
through December 31, 2013	F-4

Statements of Changes in Stockholders' Equity (Deficit)
for the period from June 21, 2007 (date of inception)
through December 31, 2013	F-5

Statements of Cash Flows
for each of the years ended December 31, 2013 and 2012 and
for the period from June 21, 2007 (date of inception)
through December 31, 2013	F-6

Notes to Financial Statements	F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Renewable Energy Acquisition Corp.
(a development stage company)
Plymouth, MN

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. as of December 31, 2013 and 2012 and the related statements of operations comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and for the period from June 21, 2007 (date of inception) through December 31, 2013.  Renewable Energy Acquisition Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Renewable Energy Acquisition Corp. will continue as a going concern.  As discussed in Note C to the financial statements, Renewable Energy Acquisition Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2014

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$1,033	$129
Prepaid expenses	8,675	1,375

Total Assets	$9,708	$1,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$21,020	$7,145
Accounts payable
Trade	3,098	12,793
Officer	—	635

Total Liabilities	24,118	20,573

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	51,307	50,305
Deficit accumulated during the development stage	(67,341)	(70,998)

Total Stockholders' Equity (Deficit)	(14,410)	(19,069)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,708	$1,504

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2013 and 2012 and
Period from June 21, 2007 (date of inception) through December 31, 2013

			Period from
			June 21, 2007
			(date of
	Year	Year	inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	11,930	7,410	57,197
Other expenses	3,411	4,254	13,259

Total operating expenses	15,341	11,664	81,884

Loss from operations	(15,341)	(11,664)	(81,884)

Other income (expense)
Miscellaneous income	20,000	—	20,000
Interest expense on notes payable to stockholders	(1,002)	(728)	(5,457)

Loss before provision for income taxes	3,657	(12,392)	(67,341)

Provision for income taxes	—	—	—

Net loss	3,657	(12,392)	(67,341)

Other comprehensive income	—	—	—

Comprehensive loss	$3,657	$(12,392)	$(67,341)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.00)	$(0.01)	$(0.07)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,623,750	1,170,551	982,128

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from June 21, 2007 (date of inception) through December 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Common stock issued at inception on June 21, 2007	500,000	$500	$24,500	$—	$25,000

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	764	—	764

Net loss for the period	—	—	—	(27,652)	(27,652)

Balances at December 31, 2007	500,000	500	25,264	(27,652)	(1,888)

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	1,504	—	1,504

Net loss for the period	—	—	—	(3,235)	(3,235)

Balances at December 31, 2008	500,000	500	26,768	(30,887)	(3,619)

Sale of common stock on September 29, 2009 for $0.02 per share	300,000	300	5,700	—	6,000

Notes payable to stockholders converted to equity on
September 29, 2009 at $0.02 per share	300,000	300	5,700	—	6,000

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	1,118	—	1,118

Net loss for the period	—	—	—	(4,090)	(4,090)

Balances at December 31, 2009	1,100,000	1,100	39,286	(34,977)	5,409

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	45	—	45

Net loss for the period	—	—	—	(9,727)	(9,727)

Balances at December 31, 2010	1,100 000	1,100	39,331	(44,704)	(4,273)

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	295	—	295

Net loss for the period	—	—	—	(13,902)	(13,902)

Balances at December 31, 2011	1,100,000	$1,100	$39,626	$(58,606)	$(17,880)

- Continued -

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit) - Continued
Period from June 21, 2007 (date of inception) through December 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Balances at December 31, 2011	1,100,000	$1,100	$39,626	$(58,606)	$(17,880)

Notes payable to stockholders converted to equity on
November 12, 2012 at $0.02 per share	523,750	524	9,951	—	10,475

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	728	—	728

Net loss for the period	—	—	—	(12,392)	(12,392)

Balances at December 31, 2012	1,623,750	1,624	50,305	(70,998)	(19,069)

Contributed capital from non-interest bearing notes
payable to stockholders	—	—	1,002	—	1,002

Net income for the period	—	—	—	3,657	3,657

Balances at December 31, 2013	1,623,750	$1,624	$51,307	$(67,341)	$(14,410)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2013 and 2012
Period from June 21, 2007 (date of inception) through December 31, 2013

			Period from
			June 21, 2007
			(date of
	Year	Year	inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$3,657	$(12,392)	$(67,341)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	1,002	728	5,457
(Increase) Decrease in
Prepaid expenses	(7,300)	625	(8,675)
Increase (Decrease) in
Accounts payable - trade	(9,695)	3,240	3,098
Accounts payable - officer	—	460	—

Net cash used in operating activities	(12,336)	(7,339)	(67,461)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	13,240	7,320	56,494
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	13,240	7,320	68,494

Increase (Decrease) in Cash	904	(19)	1,033

Cash at beginning of period	129	148	—

Cash at end of period	$1,033	$129	$1,033

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$10,475	$10,475
Accounts payable to stockholders converted into note payable	$635	$—	$635

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013 and 2012

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
December 31, 2013 and 2012

Note C - Going Concern Uncertainty - Continued

The Company is dependent upon existing cash balances to support its day-to-day operations.  In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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

3.      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2011.  However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2010.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

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

As of December 31, 2013 and 2012, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
December 31, 2013 and 2012

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

As of December 31, 2013 and 2012, respectively, the outstanding aggregate balances on notes payable to stockholders was approximately $21,020 and $7,145.

The Company has recognized an aggregate of approximately $1,002 and $727, respectively, in interest expense for each of the years ended December 31, 2013 and 2012 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2013 and 2012 and for the period from June 21, 2007 (date of inception) through December 31, 2013, respectively, are as follows:

Period from
June 21, 2007
(date of
	Year	Year	inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of December 31, 2013, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $67,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2013 and 2012 and for the period from June 21, 2007 (date of inception) through December 31, 2013, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Year	Year	inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Statutory rate applied to income before income taxes	$1,000	$(4,000)	$(23,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	(1,000)	4,000	23,000

Income tax expense	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2013 and 2012

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2013 and 2012, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$23,000	$24,000
Less valuation allowance	(23,000)	(24,000)

Net Deferred Tax Asset	$—	$—

During the each of the periods ended December 31, 2013 and 2012, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(1,000) and $4,000.

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

Note I - Contingency

On September 2, 2013, the Company received a $20,000 “stand still” payment from TM Worldlink, Inc. (TMW) of Kaneohe, Hawaii.  In consideration of the payment, the Company agreed to conduct due diligence and to negotiate in good faith an agreement for a potential acquisition of TMW’s Adon Solar Division.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of 30 days.  In December 2013, the Company was advised by TMW that it was terminating any further discussions ith the Company regarding an acquisition.  Accordingly, we have no reason to believe that the Company will engage in any transaction with TMW in the future and the Company retained the $20,000 in accordance with the original “standstill” agreement.

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 31, 2014 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: March 31, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 31, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 31, 2014	/s/ Larry Hopfenspirger
Larry Hopfenspirger
Director