Form 10-Q
period 2014-03-31
Renewable Energy Acquisition Corp.
filed 2014-05-14
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2014: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2014

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$33	$1,033
Prepaid expenses	900	8,675

Total Assets	$933	$9,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$21,020	$21,020
Accounts payable
Trade	3,438	3,098

Total Liabilities	24,458	24,118

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	51,618	51,307
Deficit accumulated during the development stage	(76,767)	(67,341)

Total Stockholders' Equity (Deficit)	(23,525)	(14,410)

Total Liabilities and Stockholders’ Equity (Deficit)	$933	$9,708

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2014 and 2013 and
Period from June 21, 2007 (date of inception) through March 31, 2014
(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$—	$—	$—

Operating expenses
Formation costs	—	—	11,428
Professional fees	7,625	3,125	64,822
Other expenses	1,490	1,410	14,749

Total operating expenses	9,115	4,535	90,999

Loss from operations	(9,115)	(4,535)	(90,999)

Other income (expense)
Miscellaneous income	—	—	20,000
Interest expense on notes payable to stockholders	(311)	(132)	(5,768)

Loss before provision for income taxes	(9,426)	(4,667)	(76,767)

Provision for income taxes	—	—	—

Net loss	(9,426)	(4,667)	(76,767)

Other comprehensive income	—	—	—

Comprehensive loss	$(9,426)	$(4,667)	$(76,767)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,623,750	1,623,750

Renewable Energy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2014 and 2013 and
Period from June 21, 2007 (date of inception) through March 31, 2014
(Unaudited)

			Period from
			June 21, 2007
			(date of
	Three months	Three months	inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss for the period	$(9,426)	$(4,667)	$(76,767)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	311	132	5,768
(Increase) Decrease in
Prepaid expenses	7,775	1,000	(900)
Increase (Decrease) in
Accounts payable - trade	340	(2,530)	3,438
Accounts payable - officer	—	(635)	—

Net cash used in operating activities	(1,000)	(6,700)	(68,461)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash received on sale of common stock	—	—	31,000
Cash received from notes payable to stockholders	—	9,240	56,494
Principal repayments of notes payable to stockholders	—	—	(19,000)

Net cash provided by financing activities	—	9,240	68,494

Increase (decrease) in Cash	(1,000)	2,540	33

Cash at beginning of period	1,033	129	—

Cash at end of period	$33	$2,669	$33

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—	$10,475
Accounts payable to stockholders converted into note payable	$—	$635	$635

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2014 and December 31, 2013
(Unaudited)

Note A - Background and Description of Business

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
March 31, 2014 and December 31, 2013
(Unaudited)

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

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

As of March 31, 2014 and 2013, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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
March 31, 2014 and December 31, 2013
(Unaudited)

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

The outstanding balances on these two separate notes are an aggregate $-0- and $-0-, respectively.

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

As of March 31, 2014 and December 31, 2013, respectively, the outstanding aggregate balances on notes payable to stockholders was $21,020.

The Company has recognized an aggregate of approximately $311 and $132, respectively, in interest expense for each of the three months ended March 31, 2014 and 2013 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three months ended March 31, 2014 and 2013 and for the period from June 21, 2007 (date of inception) through March 31, 2014, respectively, are as follows:

Period from
June 21, 2007
(date of
	Three months	Three months	inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of March 31, 2014, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $77,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the three month periods ended March 31, 2014 and 2013 and for the period from June 21, 2007 (date of inception) through March 31, 2014, respectively, are as follows:

			Period from
			June 21, 2007
			(date of
	Three months	Three months	inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Statutory rate applied to income before income taxes	$(3,100)	$(1,600)	$(26,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application
of net operating loss carryforward(s)	3,100	1,600	26,100

Income tax expense	$—	$—	$—

Renewable Energy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2014 and December 31, 2013, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$26,100	$23,000
Less valuation allowance	(26,100)	(23,000)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $3,100 and $(1,000).

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

Note I - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three-month periods ended March 31, 2014 and 2013 or the period from June 21, 2007 (date of incorporation) through March 31, 2014, respectively.

General and administrative expenses of approximately $9,100 and $4,500 for each of the three-month periods ended March 31, 2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective three-month periods ended March 31, 2014 and 2013 and for the period from June 21, 2007 (date of inception) through March 31, 2014 were ($0.01), $0.00 and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, respectively, the Company had working capital deficits of approximately $(23,500) and $(14,400), respectively; inclusive of notes payable to stockholders of approximately $21,000, respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole supervising officer.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: May 14, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director