Form 10-Q
period 2014-06-30
Renewable Energy Acquisition Corp.
filed 2014-08-12
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2014: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2014

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
Balance Sheets
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash	$159	$1,033
Prepaid expenses	—	8,675

Total Assets	$159	$9,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$25,420	$21,020
Accrued interest payable to stockholders	37	—
Accounts payable - trade	3,098	3,098

Total Liabilities	28,555	24,118

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value
50,000,000 shares authorized
1,623,750 shares issued and outstanding.	1,624	1,624
Additional paid-in capital	51,927	51,307
Accumulated deficit	(81,947)	(67,341)

Total Stockholders' Equity (Deficit)	(28,396)	(14,410)

Total Liabilities and Stockholders’ Equity (Deficit)	$159	$9,708

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
Six and three months ended June 30, 2014 and 2013
(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	10,900	4,525	3,275	1,400
Other expenses	3,049	2,530	1,559	1,120

Total operating expenses	13,949	7,035	4,834	2,520

Loss from operations	(13,949)	(7,035)	(4,834)	(2,520)

Other income (expense)
Interest expense on notes payable to stockholders	(657)	(387)	(346)	(255)

Loss before provision for income taxes	(14,606)	(7,442)	(5,180)	(2,775)

Provision for income taxes	—	—	—	—

Net loss	(14,606)	(7,442)	(5,180)	(2,775)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(14,606)	$(7,442)	$(5,180)	$(2,775)

Loss per weighted-average share of common stock outstanding
computed on net loss – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	1,623,750	1,623,750	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(14,606)	$(7,442)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	620	387
(Increase) Decrease in
Prepaid expenses	8,675	1,375
Increase (Decrease) in
Accounts payable - trade	—	(2,875)
Accrued interest payable to stockholders	37	—

Net cash used in operating activities	(5,274)	(8,555)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	4,400	9,240

Net cash provided by financing activities	4,400	9,240

Increase (Decrease)/Increase in Cash	(874)	685

Cash at beginning of period	1,033	129

Cash at end of period	$159	$814

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable to stockholders converted into common stock	$—	$—
Accounts payable to stockholders converted into note payable	$—	$635

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
June 30, 2014 and December 31, 2013
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

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note C - Going Concern Uncertainty – Continued

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

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note D - Summary of Significant Accounting Policies - Continued

4.      Income (Loss) per share - continued

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. As of June 30, 2014 and 2013, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

5.      New and Pending Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments remove the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

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

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note F - Notes Payable to Stockholders

During 2014, two (2) separate stockholders loaned an additional aggregate $4,400 in cash to the Company to support operations.  These notes are due upon demand and bear interest at 6.0% per annum.  The Company has accrued interest payable to the respective stockholders on these two notes of approximately $37 and $0 as of June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, respectively, the outstanding aggregate balances on notes payable to stockholders was $25,420 and $21,020.

The Company has recognized an aggregate of approximately $620 and $387, respectively, in interest expense for each of the six month periods ended June 30, 2014 and 2013 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six month periods ended June 30, 2014 and 2013, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—

State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2014, the Company had aggregate net operating loss carryforwards to offset future taxable income of approximately $82,000.   The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforwards.

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the six month periods ended June 30, 2014 and 2013 are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013

Statutory rate applied to income before income taxes	$(5,000)	$(2,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward(s)	5,000	2,500

Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2014 and December 31, 2013, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$28,000	$23,000
Less valuation allowance	(28,000)	(23,000)

Net Deferred Tax Asset	$—	$—

During the six-month period ended June 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,000 and $2,500 respectively.

Note H - Subsequent Events

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

(3) Results of Operations

The Company had no revenue for either of the six or three-month periods ended June 30, 2014 and 2013.

General and administrative expenses of approximately $14,000 and $7,000 for each of the six-month periods ended June 30, 2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the respective six-month periods ended June 30, 2014 and 2013  were $(0.01) and $(0.00), respectively, based on the weighted-average shares issued and outstanding during each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013, the Company had working capital deficits of approximately $(28,400) and $(14,400), respectively; inclusive of notes payable to stockholders of approximately $25,400 and $21,000, respectively.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: August 12, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director