Form 10-Q
period 2014-09-30
Renewable Energy Acquisition Corp.
filed 2014-11-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 1, 2014: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2014

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$878	$1,033
Prepaid expenses	—	8,675

Total Assets	$878	$9,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to stockholders	$29,420	$21,020
Accrued interest payable to stockholders	166	—
Accounts payable - trade	3,596	3,098

Total Liabilities	33,182	24,118

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
5,000,000 shares authorized.
None issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	52,213	51,307
Accumulated deficit	(86,141)	(67,341)

Total Stockholders' Equity (Deficit)	(32,304)	(14,410)

Total Liabilities and Stockholders’ Equity (Deficit)	$878	$9,708

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	13,898	9,825	2,999	5,300
Other expenses	3,830	1,760	780	(950)

Total operating expenses	17,728	11,585	3,779	4,350

Loss from operations	(17,728)	(11,585)	(3,779)	(4,350)

Other income (expense)
Interest expense – on notes payable to stockholders	(1,072)	(684)	(415)	(297)

Loss before provision for income taxes	(18,800)	(12,269)	(4,194)	(4,647)

Provision for income taxes	—	—	—	—

Net loss	(18,800)	(12,269)	(4,194)	(4,647)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(18,800)	$(12,269)	$(4,194)	$(4,647)

Loss per weighted-average share of common stock outstanding, computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding -
basic and fully diluted	1,623,750	1,623,750	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss for the period	$(18,800)	$(12,269)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	906	684
(Increase) decrease in prepaid expenses	8,675	(9,550)
Increase (decrease) in
Accounts payable - trade	498	(5,000)
Accrued interest payable to stockholders	166	—

Net cash used in operating activities	(8,555)	(26,135)

Cash Flows from Financing Activities
Deposits received from potential acquisition	—	20,000
Cash received from notes payable to stockholders	8,400	13,240

Net cash provided by financing activities	8,400	33,240

Increase (Decrease ) in Cash	(155)	7,105

Cash at beginning of period	1,033	129

Cash at end of period	$878	$7,234

Supplemental Disclosure
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accounts payable to stockholders converted into note payable	$—	$635

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
Notes to Financial Statements
(Unaudited)

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
(Unaudited)

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

As of September 30, 2014 and 2013, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

5.	New and Pending Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments remove the distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is permitted.  The Company evaluated and adopted ASU 2014-10 commencing with the reporting period ended June 30, 2014.

The Company is of the opinion that any and all other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any

Renewable Energy Acquisition Corp.
Notes to Financial Statements
(Unaudited)

Note F - Notes Payable to Stockholders

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

During 2014, two (2) separate stockholders loaned an additional aggregate $8,400 in cash to the Company to support operations.  These notes are due upon demand and bear interest at 6.0% per annum.  The Company has accrued interest payable to the respective stockholders on these two notes of approximately $166 and $-0- as of September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, respectively, the outstanding aggregate balances on notes payable to stockholders was $29,420 and $21,020.

The Company has recognized an aggregate of $906 and $684, respectively, in interest expense for each of the nine month periods ended September 30, 2014 and 2013 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
(Unaudited)

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine month periods ended September 30, 2014 and 2013 and for the period from June 21, 2007 (date of inception) through September 30, 2014, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of September 30, 2014, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $86,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the nine month periods ended September 30, 2014 and 2013, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Statutory rate applied to income before income taxes	$(6,300)	$(4,200)
Increase (decrease) in income taxes resulting from:
State income taxes reserve for deferred tax asset	—	—
Other, including and application of net operating loss carryforward(s)	6,300	4,200
Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2014 and December 31, 2013, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$29,300	$23,000
Less valuation allowance	(29,300)	(23,000)

Net Deferred Tax Asset	$—	$—

During the nine month period ended September 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $6,300 and $(1,000).

Renewable Energy Acquisition Corp.
Notes to Financial Statements
(Unaudited)

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2014 and 2013 or the period from June 21, 2007 (date of incorporation) through September 30, 2014, respectively.

General and administrative expenses of approximately $17,700 and $11,600 for each of the nine month periods ended September 30, 2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective nine month periods ended September 30, 2014 and 2013 were $(0.01) and $(0.01),  respectively, based on the weighted-average shares issued and outstanding during each period.

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

(5) Liquidity and Capital Resources

At September 30, 2014 and December 31, 2013, the Company had working capital deficits of approximately $32,300 and $14,400, respectively; inclusive of notes and accrued interest payable to stockholders of approximately $29,600 and $21,000, respectively.

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

The Company’s current business plan is to locate and pursue a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures which is profitable or, in management's view, has growth potential.  The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as, but not limited to, geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis; and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

Item 5 - Other Information

Pursuant to communication received from the Internal Revenue Service to the Company, our IRS Employer ID Number has been changed from 01-0741042 to 74-3219044.  All future filings will reflect this new IRS Employer ID Number.

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

Renewable Energy Acquisition Corp.

Dated: November 12, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director