Form 10-K
period 2014-12-31
Renewable Energy Acquisition Corp.
filed 2015-03-31
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 31, 2015, there were 1,623,750 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2014

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

Recent Development

In January 2015, the Company accepted a $2,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days.  As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

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

Holders

As of March 31, 2015, there were four stockholders of record, who owned all of the 1,623,750 shares of our common stock issued and outstanding.

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

In January 2015, the Company accepted a $2,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days.  As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2014 or 2013.

General and administrative expenses for each of the years ended December 31, 2014 and 2013 were approximately $19,000 and $15,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Earnings (Loss) per share for the respective years ended December 31, 2014 and 2013 were $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

In January 2015, the Company accepted a $2,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days.  As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(5) Liquidity and Capital Resources

At December 31, 2014 and 2013, the Company had working capital deficit of approximately $(34,000) and $(14,000), respectively; inclusive of stockholder debt of approximately $32,000 and $21,000, respectively.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer  and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2014 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	65	President, Chief Executive Officer, Chief Financial Officer and Director

Larry Hopfenspirger	57	Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2014, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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
3003 Van Ness Street NW
Suite W116
Washington D.C. 20008

All Executive officers and
Directors as a Group (4 persons)	1,623,750	100%

(1)	On March 5, 2015, there were 1,623,750 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2014 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,623,750 shares of common stock outstanding on December 31, 2014, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Changes in Control

None

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During Calendar 2013, Messers. Laughlin and Hopfenspirger advanced the Company an additional aggregate approximate $13,240 to support the Company’s working capital needs.  These loans are due upon demand and are non-interest bearing.  The Company recognizes contributed capital and corresponding interest expense, calculated at an imputed interest rate of 6.0% per annum, for the economic recognition of the cost of capital related to the non-interest bearing feature on these notes payable to stockholders.

During Calendar 2014, Messers. Laughlin and Hopfenspirger advanced the Company an additional aggregate approximate $10,900 to support the Company’s working capital needs.  These loans are due upon demand and bear interest at 6.0% per annum.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, GBH CPAs, PC, of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

1. Audit fees	$8,000	$6,500
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—

Totals	$8,000	$6,500

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH CPAs, PC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: GBH CPAs, PC did not charge the Company any fees for financial information system design and implementation fees.

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

Renewable Energy Acquisition Corp.

Dated: March 31, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 31, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Dated: March 31, 2015	/s/ Larry Hopfenspirger
Larry Hopfenspirger
Director

Renewable Energy Acquisition Corp.

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2014 and 2013	F-3

Statements of Operations and Comprehensive Loss
for each of the years ended December 31, 2014 and 2013	F-4

Statements of Changes in Stockholders' Equity (Deficit)
for each of the years ended December 31, 2014 and 2013	F-5

Statements of Cash Flows
for each of the years ended December 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Renewable Energy Acquisition Corp.
Plymouth, MN

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years then ended.  Renewable Energy Acquisition Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH, CPAs, PC
Houston, Texas
March 31, 2015

Renewable Energy Acquisition Corp.
Balance Sheets
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$1,633	$1,033
Prepaid expenses	—	8,675

Total Assets	$1,633	$9,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable - trade	$1,800	$3,098
Accounts payable - related party	1,500	—
Notes payable to stockholders	31,920	21,020
Accrued interest payable to stockholders	308	—

Total Liabilities	35,528	24,118

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value.
5,000,000 shares authorized.
none issued and outstanding.	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	52,529	51,307
Accumulated deficit	(88,048)	(67,341)

Total Stockholders' Equity (Deficit)	(33,895)	(14,410)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,633	$9,708

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations and Comprehensive Loss
Years ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Revenues	$—	$—
Operating expenses
Professional fees	14,602	11,930
Other general and administrative expenses	4,575	3,411

Total operating expenses	19,177	15,341

Loss from operations	(19,177)	(15,341)

Other income (expense)
Miscellaneous income	—	20,000
Interest expense on notes payable to stockholders	(1,530)	(1,002)

Income (loss) before provision for income taxes	(20,707)	3,657

Provision for income taxes	—	—

Net income (loss)	(20,707)	3,657

Other comprehensive income	—	—

Comprehensive loss	$(20,707)	$3,657

Loss per weighted-average share of common stock outstanding -
basic and diluted	$(0.01)	$0.00

Weighted-average number of shares of common stock outstanding -
basic and diluted	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statement of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2014 and 2013

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2013	1,623,750	$1,624	$50,305	$(70,998)	$(19,069)

Contributed capital from non-interest bearing notes payable to stockholders	—	—	1,002	—	1,002

Net income for the year	—	—	—	3,657	3,657

Balances at December 31, 2013	1,623,750	1,624	51,307	(67,341)	(14,410)

Contributed capital from non-interest bearing notes payable to stockholders	—	—	1,222	—	1,222

Net loss for the year	—	—	—	(20,707)	(20,707)

Balances at December 31, 2014	1,623,750	$1,624	$52,529	$(88,048)	(33,895)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
Years ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(20,707)	$3,657
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Interest expense contributed as capital by stockholders	1,222	1,002
(Increase) Decrease in:
Prepaid expenses	8,675	(7,300)
Increase (Decrease) in:
Accounts payable - trade	(1,298)	(9,695)
Accounts payable – related party	1,500	—
Accrued interest payable to stockholders	308	—

Net cash used in operating activities	(10,300)	(12,336)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	10,900	13,240

Net cash provided by financing activities	10,900	13,240

Increase (Decrease) in Cash	600	904

Cash at beginning of year	1,033	129

Cash at end of year	$1,633	$1,033

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities
Accounts payable to stockholders converted into note payable	$—	$635

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
December 31, 2014 and 2013

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means there is a  substantial doubt about our ability to continue as a going concern exists at the report date.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
December 31, 2014 and 2013

Note C - Going Concern Uncertainty - Continued

The Company’s current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company for the immediate future.  Because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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
December 31, 2014 and 2013

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

3.      Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2012.  However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2011.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2014 and 2013, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Renewable Energy Acquisition Corp.
Notes to Financial Statements
December 31, 2014 and 2013

Note D - Summary of Significant Accounting Policies - Continued

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

As of December 31, 2014 and 2013, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
December 31, 2014 and 2013

Note F - Notes Payable to Stockholders

During 2013, two separate stockholders loaned an additional aggregate $13,240 in cash to the Company to support operations.  Additionally, one stockholder converted $635 of open accounts payable into a note payable.  These notes are due upon demand and are non-interest bearing.

During 2014, two separate stockholders loaned an additional aggregate $10,900 in cash to the Company to support operations.  These notes are due upon demand and bear interest at 6.0% per annum.  The Company has accrued interest payable to the respective stockholders on these two notes of $308 of December 31, 2014.

As of December 31, 2014 and 2013, the outstanding aggregate balances on notes payable to stockholders was approximately $31,920 and $21,020, respectively.

The Company recognized an aggregate of  $1,222 and $1,002, respectively, in interest expense for each of the years ended December 31, 2014 and 2013 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on these notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2014 and 2013,  are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
December 31, 2014 and 2013

Note G - Income Taxes - Continued

As of December 31, 2014, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $88,000.   The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2014 and 2013, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Statutory rate applied to loss before income taxes	$(7,000)	$1,000
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including use of net operating loss
carryforward and reserve for deferred tax asset	7,000	(1,000)

Income tax expense	$—	$—

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2014 and 2013, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$30,000	$23,000
Less valuation allowance	(30,000)	(23,000)

Net deferred tax asset	$—	$—

During the each of the years ended December 31, 2014 and 2013, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $7,000 and $(1,000).

Renewable Energy Acquisition Corp.
Notes to Financial Statements - Continued
December 31, 2014 and 2013

Note H – Commitments and Contingencies

In January 2015, the Company accepted a $2,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition.  In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days.  As of the date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company from December 31, 2014 through the issuance of these financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.