Form 10-Q
period 2015-03-31
Renewable Energy Acquisition Corp.
filed 2015-05-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

10935 57th Avenue North, Plymouth, MN 55442

(Address of principal executive offices)

(952) 541-1155

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES    ☒    NO   ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:   May 1, 2015: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2015

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$1,955	$1,633
Prepaid expenses	-	-

Total Assets	$1,955	$1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable – trade	$6,125	$3,300
Accounts payable – related party	1,500	1,500
Notes payable to stockholders	31,920	31,920
Accrued interest payable to stockholders	470	308

Total Liabilities	$40,015	$33,528

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 5,000,000 shares authorized, None issued and outstanding,	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	52,840	52,529
Accumulated deficit	(92,524)	(88,048)

Total Stockholders' Equity (Deficit)	(38,060)	(33,895)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,955	$1,633

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Revenues	$-	$-

Operating expenses
Professional fees	5,500	7,625
Other expenses	1,003	1,490

Total operating expenses	6,503	9,115

Loss from operations	(6,503)	(9,115)

Other income (expense)
Miscellaneous income	2,500	-
Interest expense on notes payable to stockholders	(473)	(311)

Loss before provision for income taxes	(4,476)	(9,426)

Provision for income taxes	-	-

Net loss	$(4,476)	$(9,426)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(4,476)	$(9,426)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	311	311
(Increase) Decrease in:
Prepaid expenses	-	7,775
Increase (Decrease) in:
Accounts payable - trade	4,325	340
Accrued interest payable to stockholders	162	-

Net cash used in operating activities	322	(1,000)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	-	-

Net cash provided by financing activities	-	-

Increase (Decrease) in Cash	322	(1,000)

Cash at beginning of period	1,633	1,033

Cash at end of period	$1,955	$33

Supplemental Disclosures of
Interest paid	$-	$-
Income taxes	$-	$-

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2015 and December 31, 2014

(Unaudited)

Note D - Summary of Significant Accounting Policies - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2011.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

6.	New and pending accounting pronouncements

The Company is of the opinion that all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

7.	Subsequent events

Management has evaluated all activity of the Company through the issue date of the financial statements for disclosure consideration

Note E - Notes Payable to Stockholders

During 2010, three stockholders loaned the Company an aggregate $3,000 to support the Company’s working capital needs. These notes are due upon demand and are non-interest bearing.

During 2011, two stockholders loaned the Company an aggregate $7,320 to support the Company’s working capital needs. These notes are due upon demand and are non-interest bearing.

During 2013, two separate stockholders loaned an additional aggregate $13,240 in cash to the Company to support operations. Additionally, one stockholder converted $635 of open accounts payable into a note payable. These notes are due upon demand and are non-interest bearing.

During 2014, two separate stockholders loaned an additional aggregate $10,900 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum. The Company has accrued interest payable to the respective stockholders on these two notes of $470 and $308 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, respectively, the outstanding aggregate balances on notes payable to stockholders was $31,920.

The Company has recognized an aggregate of $311 and $311, respectively, in interest expense for each of the three month periods ended March 31, 2015 and 2014 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the three-month periods ended March 31, 2015 and 2014, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of March 31, 2015, the Company had aggregate net operating loss carryforward(s) to offset future taxable income of approximately $92,500. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the three-month periods ended March 31, 2015 and 2014, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Statutory rate applied to income before income taxes	$(1,500)	$(3,200)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward(s)	1,500	3,200

Income tax expense	$-	$-

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

Note F - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2015 and December 31, 2014, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$31,500	$30,000
Less valuation allowance	(31,500)	(30,000)

Net deferred tax asset	$-	$-

During the three-month period ended March 31, 2015 and the year ended December 31, 2014, respectively, the valuation allowance for the deferred tax asset increased by $1,500 and $7,000.

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

The Company had no revenue for either of the three-month periods ended March 31, 2015 and 2014, respectively.

General and administrative expenses of approximately $6,500 and $9,100 for each of the three-month periods ended March 31, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per common share for the respective three-month periods ended March 31, 2015 and 2014 were $0.00 and $0.01, respectively, based on the weighted-average shares issued and outstanding during each respective period.

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

Although we may consider a target business in any segment of any industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

·	Wind electric generation, distribution and transmission;
·	Solar power;
·	Co-generation;
·	Bio-mass;
·	Synthetic gas production, distribution and transmission;
·	Energy efficiency and energy conservation related products and services;
·	Alternative transportation technologies;
·	Steam generation and distribution;
·	Alternative transportation technologies;
·	Energy storage technologies;
·	Other alternative and renewable energy technologies; and
·	The development, installation, financing, or manufacturing of any of the above.

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

At March 31, 2015 and December 31, 2014, respectively, the Company had working capital deficits of approximately $38,000 and $34,000, respectively; inclusive of notes and accrued interest payable to stockholders of approximately $32,400 and $32,200, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: May 14, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

