Form 10-Q
period 2015-06-30
Renewable Energy Acquisition Corp.
filed 2015-08-12
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2015: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$296	$1,633

Total Assets	$296	$1,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable to stockholders	$39,920	$31,920
Accrued interest payable to stockholders	660	308
Accounts payable - trade	2,404	1,800
Account payable – related party	-	1,500

Total Liabilities	42,984	35,528

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value, 5,000,000 shares authorized, None issued and outstanding,	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	53,191	52,529
Accumulated deficit	(97,503)	(88,048)

Total Stockholders' Deficit	(42,688)	(33,895)

Total Liabilities and Stockholders’ Deficit	$296	$1,633

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations

Six and Three months ended June 30, 2015 and 2014

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,039	10,900	2,539	3,275
Other expenses	2,902	3,049	1,899	1,559

Total operating expenses	10,941	13,949	4,438	4,834

Loss from operations	(10,941)	(13,949)	(4,438)	(4,834)

Other income (expense)
Miscellaneous income	2,500	-	-	-
Interest expense on notes payable to stockholders	(1,014)	(657)	(541)	(346)

Loss before provision for income taxes	(9,455)	(14,606)	(4,979)	(5,180)

Provision for income taxes	-	-	-	-

Net loss	(9,455)	(14,606)	(4,979)	(5,180)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Six months ended June 30, 2015 and 2014

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,455)	$(14,606)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	662	620
Changes in operating assets and liabilities
Prepaid expenses	-	8,675
Accounts payable - trade	(896)	-
Accrued interest payable to stockholders	352	37

Net cash used in operating activities	(9,337)	(5,274)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	8,000	4,400

Net cash provided by financing activities	8,000	4,400

Decrease in Cash	(1,337)	(874)

Cash at beginning of period	1,633	1,033

Cash at end of period	$296	$159

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors substantial doubt about our ability to continue as a going concern exists The Company’s current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company for the immediate future. Because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

(Unaudited)

Note C - Going Concern Uncertainty – Continued

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

Note D - Summary of Significant Accounting Policies – Continued

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

As of June 30, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

4.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

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

During 2014, two (2) separate stockholders loaned an additional aggregate $10,900 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

During 2015, two (2) separate stockholders loaned an additional aggregate $8,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

Note F - Notes Payable to Stockholders – continued

As of June 30, 2015 and December 31, 2014, the outstanding aggregate balances on notes payable to stockholders was $39,920 and $31,920, respectively.

The Company has accrued interest payable to these stockholders aggregating approximately $660 and $308 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, respectively, the outstanding aggregate balances payable to stockholders was as follows:

	June 30,	December 31,
	2015	2014

Notes payable	$39,920	$31,920
Accrued interest payable	660	308

Total due stockholders	$40,580	$32,228

The Company has recognized an aggregate of $662 and $620, respectively, in interest expense for each of the six-month periods ended June 30, 2015 and 2014 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six-month periods ended June 30, 2015 and 2014, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of June 30, 2015, the Company had aggregate net operating loss carryforwards to offset future taxable income of approximately $97,500. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforwards.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

June 30, 2015 and December 31, 2014

(Unaudited)

Note G - Income Taxes - Continued

The Company's income tax (benefit) expense for the each of the six-month periods ended June 30, 2015 and 2014, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014

Statutory rate applied to income before income taxes	$(3,200)	$(5,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward(s)	3,200	5,000

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes as of June 30, 2015 and December 31, 2014, relate solely to the Company’s net operating loss carryforwards. This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$33,200	$30,000
Less valuation allowance	(33,200)	(30,000)

Net deferred tax asset	$-	$-

During the three month period ended June 30, 2015 and the year ended December 31, 2014, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $3,200 and $7,000.

Note H – Subsequent Events

On August 6, 2015, Larry Hopfenspirger resigned from all of his positions as an officer and director of the Company.

On August 6, 2015, Barbara Laughlin purchased from Larry Hopfenspirger 510,000 shares of the common stock the Company. She also purchased from Mr. Hopfenspirger promissory notes payable by the Company to him in the aggregate principal amount of $19,950. Barbara Laughlin is the spouse of Craig Laughlin, an officer, director, and principal shareholder of the Company.

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

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

In January 2015, the Company accepted a $2,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. In July 2015, the Company accepted an additional $2,500 “stand still” payment from the same unrelated third party. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3)	Results of Operations

The Company had no revenue for either of the six or three-month periods ended June 30, 2015 and 2014, respectively.

General and administrative expenses of approximately $10,900 and $13,900 for each of the six-month periods ended June 30, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the respective six month periods ended June 30, 2015 and 2014 were $0.01 and $0.01, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2015 and December 31, 2014, respectively, the Company had working capital deficits of approximately $42,700 and $33,900, respectively; inclusive of notes and accrued interest payable to stockholders of approximately $40,600 and $32,200, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk. Because of these factors, substantial doubt about our ability to continue as a going concern exists .

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

Item 5 - Other Information

On August 6, 2015, Larry Hopfenspirger resigned from all of his positions as an officer and director of the Company.

On August 6, 2015, Barbara Laughlin purchased from Larry Hopfenspirger 510,000 shares of the common stock the Company. She also purchased from Mr. Hopfenspirger promissory notes payable by the Company to him in the aggregate principal amount of $19,950. Barbara Laughlin is the spouse of Craig Laughlin, an officer, director, and principal shareholder of the Company.

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

Renewable Energy Acquisition Corp.

Dated: August 12, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

