Form 10-Q
period 2015-09-30
Renewable Energy Acquisition Corp.
filed 2015-11-13
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 1, 2015: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$2,536	$1,633
Total Assets	$2,536	$1,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable to stockholders	$39,920	$31,920
Accrued interest payable to stockholders	945	308
Accounts payable - trade	7,135	3,300

Total Liabilities	48,000	35,528

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized, none issued and outstanding,	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized. 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	53,509	52,529
Accumulated deficit	(100,597)	(88,048)

Total Stockholders' Deficit	(45,464)	(33,895)

Total Liabilities and
Stockholders’ Deficit	$2,536	$1,633

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2015 and 2014

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	14,055	13,898	6,016	2,999
Other expenses	4,377	3,830	1,475	780

Total operating expenses	18,432	17,728	7,491	3,779

Loss from operations	(18,432)	(17,728)	(7,491)	(3,779)

Other income (expense)
Miscellaneous income	7,500	-	5,000	-
Interest expense on notes payable to stockholders	(1,617)	(1,072)	(603)	(415)

Loss before provision for income taxes	(12,549)	(18,800)	(3,094)	(4,194)

Provision for income taxes	-	-	-	-

Net loss	$(12,549)	$(18,800)	$(3,094)	$(4,194)

Loss per common share – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Nine months ended September 30, 2015 and 2014

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(12,549)	$(18,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense contributed as capital by stockholders	980	906
Changes in operating assets and liabilities:
Prepaid expenses	-	8,675
Accounts payable - trade	3,835	498
Accrued interest payable to stockholders	637	166

Net cash used in operating activities	(7,097)	(8,555)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	8,000	8,400

Net cash provided by financing activities	8,000	8,400

Increase (Decrease) in Cash	903	(155)

Cash at beginning of period	1,633	1,033

Cash at end of period	$2,536	$878

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities
Accounts payable to stockholders converted into note payable	$-	$635

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company recognizes potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.

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

As of September 30, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

(Unaudited)

Note F - Notes Payable to Stockholders - Continued

During 2014, two (2) separate stockholders loaned an additional aggregate $10,900 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

During 2015, two (2) separate stockholders loaned an additional aggregate $8,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating approximately $945 and $308 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, respectively, the outstanding aggregate balances payable to stockholders was as follows:

	September 30,	December 31,
	2015	2014

Notes payable	$39,920	$31,920
Accrued interest payable	945	308

Total due stockholders	$40,865	$32,228

The Company has recognized an aggregate of $980 and $906, respectively, in interest expense for each of the nine month periods ended September 30, 2015 and 2014 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine month periods ended September 30, 2015 and 2014, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

(Unaudited)

Note G - Income Taxes - Continued

As of September 30, 2015, the Company had aggregate net operating loss carryforwards to offset future taxable income of approximately $100,600. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the nine-month periods ended September 30, 2015 and 2014, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

Statutory rate applied to income before income taxes	$(4,200)	$(6,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward(s)	4,200	6,400

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of September 30, 2015 and December 31, 2014, relate solely to the Company’s net operating loss carryforwards. This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$34,200	$30,000
Less valuation allowance	(34,200)	(30,000)

Net deferred tax asset	$-	$-

During the nine months ended September 30, 2015, the valuation allowance for the deferred tax asset increased (decreased) by approximately $4,200.

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

In 2015, the Company accepted a cumulative $7,500 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3)	Results of Operations

The Company had no revenue for either of the nine or three-month periods ended September 30, 2015 and 2014.

General and administrative expenses of approximately $18,400 and $17,700 for each of the nine-month periods ended September 30, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the nine-month periods ended September 30, 2015 and 2014 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding for each respective period.

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

At September 30, 2015 and December 31, 2014, the Company had working capital deficits of approximately $45,500 and $34,000, respectively; inclusive of notes and accrued interest payable to stockholders of approximately $40,800 and $32,200, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

N/A

Item 5 - Other Information

In August 2015, the spouse of Craig Laughlin, an officer, director, and principal shareholder of the Company, acquired from another shareholder of the Company 510,000 shares of the Company’s common stock. As a result, Mr. Laughlin may be deemed to be the beneficial owner of the shares acquired by his spouse, so that he would be the beneficial owner of a total of 1,023,750 of the 1,623,750 shares of the Company’s common stock issued and outstanding.

In August 2015, Larry Hopfenspirger resigned as a director of the Company so that Craig Laughlin now serves as the sole director of the Company.

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

Renewable Energy Acquisition Corp.

Dated: November 13, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director