Form 10-K
period 2015-12-31
Renewable Energy Acquisition Corp.
filed 2016-03-29
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

(952) 541-1155

(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒    No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 1, 2016 was approximately $-0- based upon -0- shares held by non-affiliates and no trading symbol.

As of March 29, 2016, there were 1,623,750 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2015

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

Recent Development

During Calendar 2015, the Company has accepted an aggregate $7,500 in “stand still” payments from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

Renewable Energy Industry and Its Related Infrastructure

The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis (to mention a few); and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas. Although we may consider a target business in any segment of the renewable energy industry, we currently intend to concentrate our search for an acquisition candidate on companies in the following segments:

* Wind electric generation, distribution and transmission;

* Solar power;

* Co-generation;

* Bio-mass;

* Synthetic gas production, distribution and transmission;

* Energy efficiency and energy conservation related products and services;

* Alternative transportation technologies;

* Steam generation and distribution;

* Alternative transportation technologies;

* Energy storage technologies;

* Other alternative and renewable energy technologies; and

* The development, installation or manufacturing of any of the above.

Development Plan

Based on our proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines "blank check" companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." We also qualify as a "shell company," as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or a quotation system, such company must be subject to the periodic reporting requirements of the Exchange Act. On the 61st day following the filing of our registration statement on Form 10 in March 2010, our common stock was eligible to be registered under Section 12(g) of the Exchange Act and we became subject to the periodic reporting requirements of the Exchange Act. After the consummation of a business combination with an operating company, the surviving company arising from the transaction between us and a private operating company will continue to be subject to the reporting requirements of the Exchange Act. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues. Within three days after the consummation of the business combination transaction between a target operating company and us, the surviving company will need to file an extensive Form 8-K in connection with the transaction, including Form 10 type information on the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company. Therefore, we believe that we would be attractive to a private operating company seeking to become public. We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. No discussions regarding the possibility of a business combination will occur until after the effective date of this registration form. Our officers and directors will collectively devote approximately 10 hours per week to searching for a target company until an acquisition candidate is identified and the transaction closed. However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have flexibility in seeking, analyzing and participating in potential business opportunities. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

* Potential for growth, indicated by new technology, anticipated market expansion or new products;

* Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

* Strength and diversity of management, either in place or scheduled for recruitment;

* Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

* The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

* The extent to which the business opportunity can be advanced;

* The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

* Other relevant factors.

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

Holders

As of March 31, 2016, there were four stockholders of record, who owned all of the 1,623,750 shares of our common stock issued and outstanding.

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

During Calendar 2015, the Company accepted an aggregate $7,500 in “stand still” payments from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3)  Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2015 or 2014, respectively.

General and administrative expenses for each of the years ended December 31, 2015 and 2014 were approximately $28,000 and $19,000, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act and due diligence expenditures related to the 2015 “stand still” agreement. Earnings (Loss) per share for the respective years ended December 31, 2015 and 2014 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

During 2015, the Company accepted an aggregate $7,500 in “stand still” payments from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(5)  Liquidity and Capital Resources

At December 31, 2015 and 2014, respectively, the Company had working capital deficit of approximately $(56,000) and $(34,000), respectively; inclusive of stockholder debt of approximately $44,000 and $32,000, respectively.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2015 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	64	President, Chief Executive Officer
		Chief Financial Officer and Director
Larry Hopfenspirger {1}	56	Former Director

{1} Larry Hopfenspirger resigned as director of the Company in August 2015

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

LARRY HOPFENSPIRGER, FORMER DIRECTOR.

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig S. Laughlin,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

		Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin	513,750	31.64%
10935 57th Avenue No.
Plymouth, Minnesota 55442

Barbara Laughlin (4)	510,000	31.41%
10935 57th Avenue No.
Plymouth, Minnesota 55442
Corey Sandberg	275,000	16.94%
13570 Grove Drive, # 310
Maple Grove, MN 55311

Dan Ye	325,000	20.01%
3003 Van Ness Street NW
Suite W116
Washington D.C. 20008

All Executive officers and
Directors as a Group (1 person)	1,023,750	63%

(1)	On March 1, 2016, there were 1,623,750 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)	Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3)	In determining the percent of voting stock owned by a person on December 31, 2015 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 1,623,750 shares of common stock outstanding on December 31, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4)	Craig and Barbara Laughlin are husband and wife and therefore may be deemed to have shared voting and investment control of the Company. The total for all executive officers and directors as a group includes the shares owned by Barbara Laughlin.

Changes in Control

In August of 2015, Barbara Laughlin purchased all of the common stock in the Company and all of notes payable from the Company owned by Larry Hopfenspirger, she may therefore be deemed to have shared voting and investment control of the Company together with her husband Craig Laughlin.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2014, Messers. Laughlin and Hopfenspirger advanced the Company an additional aggregate approximate $10,900 to support the Company’s working capital needs. These loans are due upon demand and bear interest at 6.0% per annum.

During 2015, Messers. Laughlin and Hopfenspirger advanced the Company an additional aggregate approximate $11,000 to support the Company’s working capital needs. These loans are due upon demand and bear interest at 6.0% per annum.

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

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

*	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.
*	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
*	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
*	Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Nevada corporation are required to present business opportunities to a corporation if:

*	the corporation could financially undertake the opportunity;
*	the opportunity is within the corporation's line of business; and
*	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, GBH CPAs, PC of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

1. Audit fees	$10,500	$11,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$10,500	$11,000

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

Renewable Energy Acquisition Corp.

Dated: March 29, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 29, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Renewable Energy Acquisition Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Renewable Energy Acquisition Corp will continue as a going concern. As discussed in Note C to the financial statements, Renewable Energy Acquisition Corp has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 29, 2016

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$633	$1,633

Total Assets	$633	$1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts payable - trade	$12,178	$1,800
Accounts payable – related party	-	1,500
Notes payable to stockholders	42,920	31,920
Accrued interest payable to stockholders	1,269	308

Total Liabilities	56,367	35,528

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 5,000,000 shares authorized. None issued and outstanding.	-	-
Common stock - $0.001 par value. 50,000,000 shares authorized. 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	53,826	52,529
Accumulated deficit	(111,184)	(88,048)

Total Stockholders' Equity (Deficit)	(55,734)	(33,895)

Total Liabilities and Stockholders’ Equity (Deficit)	$633	$1,633

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

Years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Revenues	$-	$-

Operating expenses
Professional fees	23,852	14,602
Other expenses	4,376	4,575

Total operating expenses	28,228	19,177

Loss from operations	(28,228)	(19,177)

Other income (expense)
Miscellaneous income	7,500	-
Interest expense on notes payable to stockholders	(2,408)	(1,530)

Loss before provision for income taxes	(23,136)	(20,707)

Provision for income taxes	-	-

Net loss	$(23,136)	$(20,707)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2015 and 2014

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as of January 1, 2014	1,623,750	$1,624	$51,037	$(67,341)	$(14,410)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,222	-	1,222

Net loss	-	-	-	(20,707)	(20,707)

Balance at December 31, 2014	1,623,750	$1,624	$52,529	$(88,048)	$(33,895)

Contributed capital from non-interest bearing notes payable to stockholders			1,297		1,297

Net loss				(23,136)	(23,136)

Balance at December 31, 2015	6,989,000	$6,989	$53,826	$(111,184)	$(55,734)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(23,136)	$(20,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense contributed as capital by stockholders	1,297	1,222
(Increase) Decrease in:
Prepaid expenses	-	8,675
Increase (Decrease) in:
Accounts payable - trade	10,378	(1,298)
Accounts payable – related party	(1,500)	1,500
Accrued interest payable to stockholders	961	308

Net cash used in operating activities	(12,000)	(10,300)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	11,000	10,900

Net cash provided by financing activities	11,000	10,900

Increase (Decrease) in Cash	(1,000)	600

Cash at beginning of period	1,633	1,033

Cash at end of period	$633	$1,633

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

December 31, 2015 and 2014

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

December 31, 2015 and 2014

Note C - Going Concern Uncertainty - Continued

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

December 31, 2015 and 2014

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2013. However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2012.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

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

As of December 31, 2015 and 2014, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note D - Summary of Significant Accounting Policies - Continued

5.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

6.	Subsequent Events

Management has evaluated all activity of the Company through the issuance date of these financial statements for disclosure consideration.

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

During 2015, two separate stockholders loaned an additional aggregate $11,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating approximately $1,269 and $308 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, respectively, the outstanding aggregate balances payable to stockholders was as follows:

	December 31,	December 31,
	2015	2014

Notes payable	$42,920	$31,920
Accrued interest payable	1,269	308

Total due stockholders	$44,189	$32,228

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note F - Notes Payable to Stockholders - Continued

The Company has recognized an aggregate of approximately $1,297 and $1,222, respectively, in interest expense for each of the years ended December 31, 2015 and 2014 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2015, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $110,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Statutory rate applied to loss before income taxes	$(7,800)	$(7,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including use of net operating loss carryforward and reserve for deferred tax asset	7,800	7,000

Income tax expense	$-	$-

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

December 31, 2015 and 2014

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2015 and 2014, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2015 and 2014, respectively:

	December 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$37,800	$30,000
Less valuation allowance	(37,800)	(30,000)

Net Deferred Tax Asset	$-	$-

During the each of the periods ended December 31, 2015 and 2014, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $7,800 and $7,000.

Note H - Contingency

During 2015, the Company accepted an aggregate $7,500 in “stand still” payments from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

