Form 10-Q
period 2016-03-31
Renewable Energy Acquisition Corp.
filed 2016-05-13
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 2, 2015: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2016

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$510	$633

Total Assets	$510	$633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$17,634	$12,178
Notes payable to stockholders	42,920	42,920
Accrued interest payable to stockholders	1,574	1,269

Total Liabilities	62,128	56,367

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized, None issued and outstanding.	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	54,140	53,826
Accumulated Deficit	(117,382)	(111,184)

Total Stockholders' Deficit	(61,618)	(55,734)

Total Liabilities and Stockholders’ Deficit	$510	$633

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Revenues	$-	$-

Operating expenses
Professional fees	5,783	5,500
Other expenses	-	1,003

Total operating expenses	5,783	6,503

Loss from operations	(5,783)	(6,503)

Other income (expense)
Miscellaneous income	600	2,500
Interest expense
Notes payable to stockholders	(619)	(473)
Other	(396)	-

Loss before provision for income taxes	(6,198)	(4,476)

Provision for income taxes	-	-

Net loss	$(6,198)	$(4,476)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$0.00	$0.00

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Three months ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(6,198)	$(4,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense contributed as capital by stockholders	314	311
Changes in operating assets and Liabilities:
Accounts payable - trade	5,456	4,325
Accrued interest payable to stockholders	305	162

Net cash used in operating activities	(123)	322

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash	(123)	322

Cash at beginning of period	633	1,633

Cash at end of period	$510	$1,955

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$396	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

March 31, 2016 and December 31, 2015

(Unaudited)

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. the (“Company”) was incorporated on June 21, 2007 under the laws of the State of Nevada.

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2016 and December 31, 2015

(Unaudited)

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2016 and December 31, 2015

(Unaudited)

Note D - Summary of Significant Accounting Policies - Continued

2.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2014. However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2013.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

Management has evaluated all activity of the Company through the issue date of the financial statements for disclosure consideration.

4.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2016 and December 31, 2015

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

During 2015, two (2) separate stockholders loaned an additional aggregate $11,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating approximately $1,269 and $308 as of December 31, 2015 and 2014, respectively.

As of March 31, 2016 and December 31, 2015, respectively, the outstanding aggregate balances payable to stockholders was as follows:

	March 31,	December 31,
	2016	2015

Notes payable	$42,920	$42,920
Accrued interest payable	1,574	1,269

Total due stockholders	$44,494	$44,189

The Company has recognized an aggregate of approximately $314 and $473, respectively, in interest expense for each of the three month periods ended March 31, 2016 and 2015 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2016 and December 31, 2015

(Unaudited)

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of March 31, 2016, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $113,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Statutory rate applied to loss before income taxes	$(2,100)	$(1,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including use of net operating loss carryforward and reserve for deferred tax asset	2,100	1,500

Income tax expense	$-	$-

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

March 31, 2016 and December 31, 2015

(Unaudited)

Note G - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of March 31, 2016 and December 31, 2015, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$38,400	$37,300
Less valuation allowance	(38,400)	(37,300)

Net Deferred Tax Asset	$-	$-

Note H - Contingency

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

During the first quarter of Calendar 2016, the Company received an additional $600 in “stand still” payments related to the aforementioned transaction.

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

During 2015 and in March 2016, the Company accepted a $7,500 and a $600 “stand still” payment, respectively from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3)	Results of Operations

The Company had no revenue for either of the three-month periods ended March 31, 2016 and 2015, respectively.

General and administrative expenses of approximately $5,800 and $6,500 for each of the three-month periods ended March 31, 2016 and 2015, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective three-month periods ended March 31, 2016 and 2015 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2016 and December 31, 2015, respectively, the Company had working capital deficits of approximately $(61,600) and $(55,700), respectively; inclusive of notes and accrued interest payable to stockholders of approximately $44,500 and $44,200, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated: May 13, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

