Form 10-Q
period 2016-06-30
Renewable Energy Acquisition Corp.
filed 2016-08-05
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2016: 1,623,750 shares of common stock, par value $0.001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended June 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$69	$633

Total Assets	$69	$633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$19,286	$12,178
Notes payable to stockholders	45,670	42,920
Accrued interest payable to stockholders	1,901	1,269

Total Liabilities	66,857	56,367

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value 50,000,000 shares authorized 1,623,750 shares issued and outstanding	1,624	1,624
Additional paid-in capital	55,074	53,826
Accumulated deficit	(123,486)	(111,184)

Total Stockholders' Deficit	(66,788)	(55,734)

Total Liabilities and Stockholders’ Deficit	$69	$633

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations and Comprehensive Loss

Six and Three months ended June 30, 2016 and 2015

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	7,245	8,039	1,462	2,539
Other expenses	2,905	2,902	2,905	1,899

Total operating expenses	10,150	10,941	4,367	4,438

Loss from operations	(10,150)	(10,941)	(4,367)	(4,438)

Other income (expense)
Miscellaneous income	600	2,500	-	-
Interest expense
Other	(872)	-	(476)	-
Notes payable to stockholders	(1,880)	(1,014)	(1,261)	(541)

Loss before provision for income taxes	(12,302)	(9,455)	(6,104)	(4,979)

Provision for income taxes	-	-	-	-

Net loss	(12,302)	(9,455)	(6,104)	(4,979)

Other comprehensive income	-	-	-	-

Comprehensive loss	$(12,302)	$(9,455)	$(6,104)	$(4,979)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	1,623,750	1,623,750	1,623,750	1,623,750

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Six months ended June 30, 2016 and 2015

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss for the period	$(12,302)	$(9,455)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	1,248	662
(Increase) Decrease in
Prepaid expenses	-	-
Increase (Decrease) in
Accounts payable - trade	7,108	(896)
Accrued interest payable	632	352

Net cash used in operating activities	(3,314)	(9,337)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	2,750	8,000

Net cash provided by financing activities	2,750	8,000

Increase (Decrease) in Cash	(564)	(1,337)

Cash at beginning of period	633	1,633

Cash at end of period	$69	$296

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

June 30, 2016 and December 31, 2015

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2015. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2016.

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

June 30, 2016 and December 31, 2015

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

June 30, 2016 and December 31, 2015

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the requirements of the Codification’s Income Tax Topic, the Company has not incurred any liability for potentially uncertain positions for income tax treatment of economic events in the accompanying financial statements.

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

As of June 30, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

5.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

6.	Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements disclosure purposes.

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

June 30, 2016 and December 31, 2015

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

During 2016, one stockholder loaned an additional aggregate $2,750 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating approximately $1,901 and $1,269 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, respectively, the outstanding aggregate balances payable to stockholders was as follows:

	June 30,	December 31,
	2016	2015

Notes payable	$45,670	$42,920
Accrued interest payable	1,901	1,269

Total due stockholders	$47,571	$44,189

The Company has recognized an aggregate of approximately $934 and $661, respectively, in interest expense for each of the six month periods ended June 30, 2016 and 2015 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six months ended June 30, 2016 and 2015, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

Renewable Energy Acquisition Corp.

Notes to Financial Statements - Continued

June 30, 2016 and December 31, 2015

(Unaudited)

Note G - Income Taxes - Continued

As of June 30, 2016, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $123,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the six months ended June 30, 2016 and 2015, respectively, are as follows:

	Six months	Six month
	ended	ended
	June 30,	June 30,
	2016	2015

Statutory rate applied to loss before income taxes	$(4,200)	$(3,200)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in reserve for deferred tax asset	4,200	3,200

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2016 and December 31, 2015, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$42,000	$37,800
Less valuation allowance	(42,000)	(37,800)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $4,200 and $7,900.

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

In January 2015 and March 2016, the Company accepted a $2,500 and a $600 “stand still” payment from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

(3)	Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2016 and 2015, respectively.

General and administrative expenses of approximately $10,150 and $10,900 for each of the six month periods ended June 30, 2016 and 2015, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the respective six month periods ended June 30, 2016 and 2015 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At June 30, 2016 and December 31, 2015, respectively, the Company had working capital deficits of approximately $(66,800) and $(55,700), respectively; inclusive of notes and accrued interest payable to stockholders of approximately $47,600 and $44,200, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	August 5, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

