Form 10-Q
period 2016-09-30
Renewable Energy Acquisition Corp.
filed 2016-11-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 1, 2016: 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$2,695	$633
Prepaid expenses	200	-

Total Assets	$2,895	$633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$3,134	$12,178
Notes payable to stockholders	61,894	42,920
Due to related party	2,500	-
Accrued interest payable to stockholders	2,332	1,269

Total Liabilities	69,860	56,367

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.0001 par value 5,000,000 shares authorized 700,000 and 162,375 shares issued and outstanding, respectively	70	16
Additional paid-in capital	62,326	55,434
Accumulated deficit	(129,361)	(111,184)

Total Stockholders' Deficit	(66,965)	(55,734)

Total Liabilities and Stockholders’ Deficit	$2,895	$633

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations

Nine and Three months ended September 30, 2016 and 2015

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	10,974	14,055	3,729	6,016
Other expenses	4,298	4,377	1,393	1,475

Total operating expenses	15,272	18,432	5,122	7,491

Loss from operations	(15,272)	(18,432)	(5,122)	(7,491)

Other income (expense)
Miscellaneous income	600	7,500	-	5,000
Interest expense
Other	(1,194)	-	(322)	-
Notes payable to stockholders	(2,311)	(1,617)	(431)	(603)

Loss before provision for income taxes	(18,177)	(12,549)	(5,875)	(3,094)

Provision for income taxes	-	-	-	-

Net loss	$(18,177)	$(12,549)	$(5,875)	$(3,094)

Loss per common share - basic and diluted	$(0.11)	$(0.08)	$(0.03)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	172,186	162,375	191,594	162,375

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Nine months ended September 30, 2016 and 2015

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(18,177)	$(12,549)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	1,570	980
Changes in operating assets and liabilities:
Prepaid expenses	(200)	-
Accounts payable - trade	(9,044)	3,835
Accrued interest payable	3,563	637

Net cash used in operating activities	(22,288)	(7,097)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	24,350	8,000

Net cash provided by financing activities	24,350	8,000

Increase in Cash	2,062	903

Cash at beginning of period	633	1,633

Cash at end of period	$2,695	$2,536

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$-	$-

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements

(Unaudited)

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

The Company’s Articles of Incorporation authorizes the issuance of up to 5,000,000 million shares of preferred stock and 5,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Renewable Energy Acquisition Corp.

Notes to Financial Statements

(Unaudited)

As of September 30, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Note F – Due to Related Party

During the nine months ended September 30, 2016, a stockholder paid $2,500 on behalf of the Company. The amount was repaid in October 2016.

Note G - Notes Payable to Stockholders

During 2015, two separate stockholders loaned an additional aggregate $11,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum. On September 23, 2016, the Company issued to one of the stockholders 537,625 shares of the Company’s common stock, par value $0.0001, in conversion and cancellation of $5,376 of note payment obligations owed by the Company to the stockholder.

During 2016, one stockholder loaned an additional aggregate $24,350 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating approximately $2,332 and $1,269 as of September 30, 2016 and December 31, 2015, respectively.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

(Unaudited)

As of September 30, 2016 and December 31, 2015, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2016	2015

Notes payable	$61,894	$42,920
Accrued interest payable	2,332	1,269

Total due stockholders	$64,226	$44,189

The Company has recognized an aggregate of approximately $1,194 and $906, respectively, in interest expense for each of the nine-month periods ended September 30, 2016 and 2015 as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

During the first quarter of 2016, the Company received an additional $600 in “stand still” payments related to the aforementioned transaction.

As of the release date of this report, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

Note I – Common Stock

On September 21, 2016 the Company decreased the number of shares and par value of the authorized common stock of the Company from 50,000,000 shares, par value $0.001 per share, to 5,000,000 authorized shares of common stock, par value $0.0001, as a result of a 1-for-10 reverse split of its common stock. All share amounts have been restated retroactively to reflect the impacts of the reverse stock split.

On September 23, 2016, the Company issued to a stockholder 537,625 shares of the Company’s common stock, par value $0.0001, in conversion and cancellation of $5,376 of note payment obligations owed by the Company to the stockholder.

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

The Company had no revenue for either of the nine or three-month periods ended September 30, 2016 and 2015, respectively.

Operating expenses of $10,974 and $14,055 for the nine-month periods ended September 30, 2016 and 2015, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Miscellaneous income of $600 and $7,500 for the nine-month periods ended September 30, 2016 and 2015, respectively, is attributable to “stand still” payment from an unrelated third party in anticipation of effectuating a potential acquisition, which was subsequently abandoned. This income is not expected to recur in future periods.

Loss per share for the nine-month periods ended September 30, 2016 and 2015 were $(0.11) and $(0.08), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

(4)	Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. We file reports with the Securities and Exchange Commission as a result of registering our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the consummation of a business combination with an operating company, the surviving company resulting from the transaction will continue to be subject to the reporting requirements of the Exchange Act. Although an operating company may choose to effectuate a business combination with a company that is trading on the OTC Bulletin Board in order to become public, the terms of such a transaction to the operating company may not be as favorable as those available from us as a non-trading reporting company. Therefore, we believe that we may be attractive to a private operating company seeking to become public.

We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures. Nevertheless, we are not restricted from pursuing an opportunity in any industry at the discretion of the board of directors. The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as, but not limited to, geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis; and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. Our officers and directors will devote approximately 20 hours per month on average to searching for a target company until an acquisition candidate is identified and the transaction closed. However, we believe that business opportunities may also come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

During the next 12 months, we anticipate incurring costs related to filing of periodic reports under the Exchange Act, seeking a prospective business acquisition and, if an attractive prospect is located, pursuing completion of an acquisition.

(5)	Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, the Company had working capital deficits of $66,965 and $55,734, respectively, including notes payable to stockholders of $61,894 and $42,920 in each respective period.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements that includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the corporate existence and continue to file reports with the Securities and Exchange Commission. However, there is no legal obligation for either management or significant stockholders to provide additional funding, so there is no assurance these persons will have the inclination or the financial resources to support the Company going forward. Should management and significant stockholders fail to provide additional financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	November 14, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

