Form 10-K
period 2016-12-31
Renewable Energy Acquisition Corp.
filed 2017-03-30
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of March 15, 2017, there were 700,000 shares of Common Stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2016

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; 10-K FY2016 business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

Renewable Energy Acquisition Corp. (hereinafter referred to as "we", "us", "our", or the "Company") was incorporated in the State of Nevada on June 21, 2007. Since inception, we have been engaged in organizational efforts, and have not generated any revenue to date. We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business in either the renewable energy or the environmental industries and their related infrastructures.

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

Development Plan

Based on our proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines "blank check" companies as,

any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

We also qualify as a "shell company," as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

Management does not intend to undertake any effort to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a reporting company. After the consummation of a business combination with an operating company, the surviving company will continue to be subject to the reporting requirements of the Exchange Act, which may be advantageous when establishing a public market. Furthermore, being a reporting company is required in order to seek a listing on a national exchange.

We have a nominal amount of capital and will depend on our directors to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. Our officers and directors will collectively devote approximately five hours per week to searching for a target company until an acquisition candidate is identified and a transaction closed.

We believe that business opportunities may come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have flexibility in seeking, analyzing and participating in potential business opportunities. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters. It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other tax free transaction provisions under the Code, all prior stockholders would retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who are stockholders prior to the acquisition. Our present stockholders will likely not have control of our majority voting securities following an acquisition transaction. However, our present stockholders will benefit from such a transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present directors or officers may resign and one or more new directors or officers may be appointed in connection with the transaction.

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

Where You Can Find Information

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the Securities and Exchange Commission (“SEC”) at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

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

Holders

As of March 15, 2017, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

General

Renewable Energy Acquisition Corp. was incorporated on June 21, 2007 under the laws of the State of Nevada to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures. As we have not had substantial operations or substantial assets since inception, the Company is considered in the development stage.

During calendar year 2015, we accepted $7,500 in “standstill” payments from an unrelated third party in anticipation of conducting due diligence and negotiating an agreement related to a potential acquisition. In addition, we agreed not to enter into discussions or negotiations with any other acquisition target for a period of at least 30 days. We did not reach an agreement and effort to make an agreement has been abandoned.

Results of Operations

We had no operating revenue for either of the years ended December 31, 2016 or 2015, respectively.

General and administrative expenses for each of the years ended December 31, 2016 and 2015, were approximately $23,000 and $28,000, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act and due diligence expenditures related to the 2015 standstill agreement. Earnings (loss) per share for the respective years ended December 31, 2016 and 2015 were $(0.15) and $(0.14) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

At December 31, 2016 and 2015, respectively, the Company had working capital deficit of approximately $(76,000) and $(56,000), respectively; inclusive of stockholder debt of approximately $62,000 and $44,000, respectively.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2016, has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	67	President, Chief Executive Officer
		Chief Financial Officer and Director

Our director serves for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders. Executive officers serve by appointment at the discretion of the board of directors.

CRAIG S. LAUGHLIN, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR.

Mr. Laughlin, a significant stockholder, officer and director, is the founder and President of SRC Funding, LLC, a privately-owned Minnesota company engaged in business consulting services and private investment activity.

Mr. Laughlin is also the president and a director, of HPC Acquisitions, Inc., a publicly-owned Nevada corporation, which currently files periodic reports with the U. S. Securities and Exchange Commission and engaged in the business of distributing eco-friendly agro-products. .

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

Executive Compensation

Craig S. Laughlin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. The current management and oversight of the Company requires less than four hours per month. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2016	$-0-	$-0-
Principal Executive Officer	2015	$-0-	$-0-
	2014	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and
Directors as a Group (1 person)	640,000	91.6%

(1)	On March 15, 2017, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During calendar year 2016, Craig Laughlin, an officer and director, advanced to us $24,350 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2016 was $61,894. These loans are due upon demand and bear interest at 6.0% per annum.

On September 23, 2016, we issued 537,625 shares of common stock to Mr. Laughlin, in consideration for the conversion and cancellation of $5,376.25 of note payment obligations owed by us to Mr. Laughlin.

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

Item 14 - Principal Accountant Fees and Services

We paid or accrued the following fees in each of the prior two fiscal years to principal accountant, GBH CPAs, PC of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

1. Audit fees	$9,000	$10,500
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$9,000	$10,500

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH CPAs, PC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: GBH CPAs, PC did not charge us any fees for financial information system design and implementation fees.

We have no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between us and the auditors that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of our internal controls.

The Company’s principal accountant, GBH CPAs, PC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (*)
3.1(a)	Certificate of Change filed Pursuant to NRS 78.209 (**)
3.2	By-Laws (*)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on March 3, 2010.
(**)	Incorporated by reference to the Company’s Report on Form 8-K filed September 26, 2016.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated: March 30, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 30, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

Plymouth, Minnesota

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Renewable Energy Acquisition Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Acquisition Corp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 30, 2017

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$195	$633

Total Assets	$195	$633

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$10,861	$12,178
Notes payable to stockholders	61,894	42,920
Accrued interest payable to stockholders	2,973	1,269

Total Liabilities	75,728	56,367

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 and 162,375 shares issued and outstanding, respectively	70	16
Additional paid-in capital	62,326	55,434
Accumulated deficit	(137,929)	(111,184)

Total Stockholders' Deficit	(75,533)	(55,734)

Total Liabilities and Stockholders’ Deficit	$195	$633

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

Years ended December 31, 2016 and 2015

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Revenues	$-	$-

Operating expenses
Professional fees	18,631	23,852
Other expenses	4,497	4,376

Total operating expenses	23,128	28,228

Loss from operations	(23,128)	(28,228)

Other income (expense)
Miscellaneous income	600	7,500
Interest expense:
Notes payable to Stockholders	(3,093)	(2,408)
Other	(1,124)	-

Loss before provision for income taxes	(26,745)	(23,136)

Provision for income taxes	-	-

Net loss	$(26,745)	$(23,136)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.15)	$(0.14)

Weighted-average number of shares of common stock outstanding - basic and diluted	346,485	162,375

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2016 and 2015

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of January 1, 2014	162,375	$16	$54,137	$(88,048)	$(33,895)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,297	-	1,297

Net loss	-	-	-	(23,136)	(23,136)

Balance at December 31, 2015	162,375	16	55,434	(111,184)	(55,734)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,570	-	1,570

Conversion of debt to equity	537,625	54	5,322	-	5,376

Net loss	-	-	-	(26,745)	(26,745)

Balance at December 31, 2016	700,000	$70	$62,326	$(137,929)	$(75,533)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Years ended December 31, 2016 and 2015

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(26,745)	$(23,136)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	1,570	1,297
Increase (Decrease) in
Accounts payable - trade	(1,317)	10,378
Accounts payable - related party	-	(1,500)
Accrued interest payable	1,704	961

Net cash used in operating activities	(24,788)	(12,000)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	24,350	11,000

Net cash provided by financing activities	24,350	11,000

Increase (Decrease) in Cash	(438)	(1,000)

Cash at beginning of year	633	1,633

Cash at end of year	$195	$633

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$-	$-
Conversion of debt to common shares	$5,376	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

December 31, 2016 and 2015

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2016 and 2015, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals. Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

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

As of December 31, 2016 and 2015, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2016 and 2015, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2016, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $47,400. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2016 and 2015, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Statutory rate applied to loss before income taxes	$(9,600)	$(7,800)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	9,600	7,800

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2016 and 2015, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$47,400	$37,800
Less valuation allowance	(47,400)	(37,800)

Net Deferred Tax Asset	$-	$-

During the each of the years ended December 31, 2016 and 2015, the valuation allowance for the deferred tax asset increased by approximately $9,600 and $7,800, respectively.

Note G – Due to Related Party

During the year ended December 31, 2016, a stockholder paid $2,500 on behalf of the Company. The amount was repaid to the stockholder in October 2016.

Note H - Notes Payable to Stockholders

During 2015, two separate stockholders loaned an additional aggregate $11,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum. On September 23, 2016, the Company issued to one of the stockholders 537,625 shares of the Company’s common stock, in conversion and cancellation of $5,376 of note payment obligations owed by the Company to the stockholder.

During 2016, one stockholder loaned an additional aggregate $24,350 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $2,973 and $1,269 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2016	2015

Notes payable	$61,894	$42,920
Accrued interest payable	2,973	1,269

Total due stockholders	$64,867	$44,189

The Company has recognized an aggregate of $1,570 and $1,297, in interest expense for the years ended December 31, 2016 and 2015, respectively as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note I - Contingency

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

Note J – Common Stock

On September 21, 2016, the Company decreased the number of shares and par value of the authorized common stock of the Company from 50,000,000 shares, par value $0.001 per share, to 5,000,000 authorized shares of common stock, par value $0.0001, as a result of a 1-for-10 reverse split of its common stock. All share amounts have been restated retroactively to reflect the impacts of the reverse stock split.

On September 23, 2016, the Company issued 537,625 shares of the Company’s common stock, to a stockholder in conversion and cancellation of $5,376 of note payment obligations owed by the Company to the stockholder.

