Form 10-Q
period 2017-03-31
Renewable Energy Acquisition Corp.
filed 2017-05-15
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

(952) 541-1155

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company.)	Smaller reporting company☒
Emerging growth company☐

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2017: 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2017

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$28	$195

Total Assets	$28	$195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$18,582	$10,861
Notes payable to stockholders	61,894	61,894
Accrued interest payable to stockholders	3,667	2,973

Total Liabilities	84,143	75,728

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized none issued and outstanding	-	-
Common stock - $0.0001 par value 5,000,000 shares authorized 700,000 shares issued and outstanding	70	70
Additional paid-in capital	62,641	62,326
Accumulated deficit	(146,826)	(137,929)

Total Stockholders' Deficit	(84,115)	(75,533)

Total Liabilities and Stockholders’ Deficit	$28	$195

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016

Revenues	$-	$-

Operating expenses
Professional fees	7,088	5,783
Other expenses	800	-

Total operating expenses	7,888	5,783

Loss from operations	(7,888)	(5,783)

Other income (expense)
Miscellaneous income	-	600
Interest expense:
Notes payable to stockholders	(1,009)	(619)
Other	-	(396)

Loss before provision for income taxes	(8,897)	(6,198)

Provision for income taxes	-	-

Net loss	(8,897)	(6,198)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(8,897)	$(6,198)

Net loss per share of common stock - basic and fully diluted	$(0.01)	$(0.04)

Weighted average number of shares of common stock outstanding - basic and fully diluted	700,000	162,375

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss for the period	$(8,897)	$(6,198)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	315	314
Increase (Decrease) in
Accounts payable - trade	7,721	5,456
Accrued interest payable	694	305

Net cash used in operating activities	(167)	(123)

Increase (Decrease) in Cash	(167)	(123)

Cash at beginning of period	195	633

Cash at end of period	$28	$510

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$396
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$-	$-

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2016. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2017.

Note C - Going Concern Uncertainty

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures. To date, the Company’s efforts have been limited to organizational activities. There is no assurance that the Company will be able to be successful in the implementation of this business plan.

The Company has no operating history, nominal cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, there is substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Because of the Company's lack of operating assets, the Company’s continuance may become fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

The Company's continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity or debt securities market.

The Company is dependent upon existing cash balances to support its day-to-day operations. In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations and for the Company’s existing controlling stockholders to have the resources available to support the Company.

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2017 and December 31, 2016, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals. Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

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

As of March 31, 2017 and 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Subsequent Events

Management has evaluated all activity of the Company through the issuance date of the financial statements for disclosure purposes.

Note E - Notes Payable to Stockholders

During 2015, two separate stockholders loaned an aggregate of $11,000 in cash to the Company to support operations. These notes are due upon demand and bear interest at 6.0% per annum. On September 23, 2016, the Company issued to one of the stockholders 537,625 shares of the Company’s common stock, in conversion and cancellation of $5,376 of note payment obligations owed by the Company to the stockholder.

During 2016, one stockholder loaned an additional aggregate $24,350 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $3,667 and $2,973 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2017	2016

Notes payable	$61,894	$61,894
Accrued interest payable	3,667	2,973

Total due stockholders	$65,561	$64,867

The Company has recognized $315 and $314 in interest expense for the three months ended March 31, 2017 and 2016, respectively as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note F - Contingency

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

Note G – Common Stock

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

The Company had no revenue for either of the three-month periods ended March 31, 2017 and 2016, respectively.

Operating expenses of $7,888 and $5,783 for the three-month periods ended March 31, 2017 and 2016, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the three-month periods ended March 31, 2017 and 2016 were $(0.01) and $(0.04), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At March 31, 2017 and December 31, 2016 the Company had working capital deficits of $84,115 and $75,533, respectively, including notes payable to stockholders of $61,894 in each respective period.

The Company currently has limited cash on hand, no source of revenues, no operating assets and a business plan with inherent risk. Because of these factors, there is substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	May 15, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

