Form 10-Q
period 2017-06-30
Renewable Energy Acquisition Corp.
filed 2017-08-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 8, 2017: 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2017

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$715	$195

Total Assets	$715	$195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$23,658	$10,861
Notes payable to stockholders	62,894	61,894
Accrued interest payable to stockholders	4,366	2,973

Total Liabilities	90,918	75,728

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value 50,000,000 shares authorized 700,000 and 162,375 shares issued and outstanding, respectively	70	70
Additional paid-in capital	62,956	62,326
Accumulated deficit	(153,229)	(137,929)

Total Stockholders' Deficit	(90,203)	(75,533)

Total Liabilities and Stockholders’ Deficit	$715	$195

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For The Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	3,600	1,462	10,688	7,245
Other expenses	1,789	2,905	2,589	2,905

Total operating expenses	5,389	4,367	13,277	10,150

Loss from operations	(5,389)	(4,367)	(13,277)	(10,150)

Other income (expense)
Miscellaneous income	-	-	-	600
Interest expense:
Other	-	(476)	-	(872)
Notes payable to stockholders	(1,014)	(1,261)	(2,023)	(1,880)
Other Expense	(1,014)	(1,737)	(2,023)	(2,152)

Net loss	(6,403)	(6,104)	(15,300)	(12,302)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	700,000	162,375	700,000	162,375

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For The Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows from Operating Activities
Net Loss	$(15,300)	$(12,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense contributed as capital by stockholders	630	1,248
Increase (decrease) in
Accounts payable - trade	12,797	7,108
Accrued interest payable to stockholders	1,393	632

Net cash used in operating activities	(480)	(3,314)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	1,000	2,750

Net cash provided by financing activities	1,000	2,750

Increase (decrease) in cash	520	(564)

Cash at beginning of period	195	633

Cash at end of period	$715	$69

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

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

The Company has no operating history, nominal cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2017 and December 31, 2016, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals. Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

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

As of June 30, 2017 and 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable to Stockholders

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

During 2017, one shareholder loaned an additional $1,000 in cash to the Company to support operations. The advance is due on demand and bears interest at 6% per annum.

The Company has accrued interest payable to these stockholders aggregating $4,366 and $2,973 as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2017	2016

Notes payable	$62,894	$61,894
Accrued interest payable	4,366	2,973

Total due stockholders	$67,260	$64,867

The Company has recognized $630 and $1,248 in interest expense for the six months ended June 30, 2017 and 2016, respectively as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G - Contingency

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

As of the issuance date of these financial statements, the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

Note H – Common Stock

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

The Company had no revenue for either of the three-month periods ended June 30, 2017 and 2016, respectively.

Operating expenses of $5,389 and $4,367 for the three-month periods ended June 30, 2017 and 2016, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company had no revenue for either of the six-month periods ended June 30, 2017 and 2016, respectively.

Operating expenses of $13,227 and $10,150 for the six-month periods ended June 30, 2017 and 2016, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Loss per share for the three-month periods ended June 30, 2017 and 2016 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At June 30, 2017 and December 31, 2016 the Company had working capital deficits of $90,203 and $75,533, respectively, including notes payable to stockholders of $62,894 and $61,894 in each respective period.

During the six months ended June 30, 2017 and 2016, the Company used cash in operating activities of $480 and $3,314 respectively. The cash used in operating activities during the six months ended June 30, 2017 and 2016, was primarily related to the Company’s net losses.

During the six months ended June 30, 2017 and 2016, the Company had cash provided by financing activities of $1,000 and $2,750, respectively. The cash provided by financing activities during the six months ended June 30, 2017 and 2016 was primarily related to proceeds from the issuance of notes payable to related parties.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	August 14, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

