Form 10-Q
period 2017-09-30
Renewable Energy Acquisition Corp.
filed 2017-11-13
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

(952) 541-1155

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”; “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 10, 2017: 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2017

Part I - Financial Information

Item 1 - Financial Statements

Renewable Energy Acquisition Corp.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,399	$195

Total Assets	$1,399	$195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$25,478	$10,861
Notes payable to stockholders	63,894	61,894
Accrued interest payable to stockholders	5,080	2,973

Total Liabilities	94,452	75,728

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value 5,000,000 shares authorized; 700,000 and 162,375 shares issued and outstanding, respectively	70	70
Additional paid-in capital	63,271	62,326
Accumulated deficit	(156,394)	(137,929)

Total Stockholders' Deficit	(93,053)	(75,533)

Total Liabilities and Stockholders’ Deficit	$1,399	$195

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For The Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	499	3,729	11,188	10,974
Other expenses	1,637	1,393	4,225	4,298

Total operating expenses	2,136	5,122	15,413	15,272

Loss from operations	(2,136)	(5,122)	(15,413)	(15,272)

Other income (expense)
Interest expense:
Other	-	(322)	-	(1,194)
Notes payable to stockholders	(1,029)	(431)	(3,052)	(2,311)
Other Expenses	(3,165)	(5,875)	(18,465)	(18,777)

Net loss	$(3,165)	$(5,875)	$(18,465)	$(18,777)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.03)	$(0.03)	$(0.011)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	700,000	172,186	700,000	172,186

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For The Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss for the period	$(18,465)	$(18,177)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	945	1,570
Increase (Decrease) in
Prepaid expenses	-	(200)
Accounts payable - trade	14,617	(9,044)
Accrued interest payable	2,107	3,563

Net cash used in operating activities	(796)	(22,288)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	2,000	24,350

Net cash provided by financing activities	2,000	24,350

Increase in Cash	1,204	2,062

Cash at beginning of period	195	633

Cash at end of period	$1,399	$2,695

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

(Unaudited)

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. (“ the Company”) was incorporated on June 21, 2007 under the laws of the State of Nevada.

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

The Company has no operating history, nominal cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, there is substantial doubt about our ability to continue as a going concern for the twelve months following the filing of these financial statements.

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

The Company is dependent upon existing cash balances to support its day-to-day operations. In the event that working capital sufficient to maintain the corporate entity and implement its business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations and for the Company’s existing controlling stockholders to have the resources available to support the Company.

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

Note D - Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2017 and December 31, 2016, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals. Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

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

As of September 30, 2017 and 2016, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

During 2017, one shareholder has loaned an additional $2,000 in cash to the Company to support operations. The advance is due on demand and bears interest at 6% per annum.

The Company has accrued interest payable to these stockholders aggregating $5,080 and $2,973 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2017	2016

Notes payable	$63,894	$61,894
Accrued interest payable	5,080	2,973

Total due stockholders	$68,974	$64,867

The Company has recognized $315 and $314 in interest expense for the three months ended September 30, 2017 and 2016, respectively and $945 and $1,570 of the nine months ended September 30, 2017 and 2016, respectively as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

As of the issuance of these financial statements the Company has no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

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

The Company had no revenue for either of the three-month periods ended September 30, 2017 and 2016, respectively.

Operating expenses of $2,136 and $5,122 for the three-month periods ended September 30, 2017 and 2016, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $1,029 and $753 for the three-months ended September 30, 2017 and 2016, respectively were primarily due to interest expenses on related party note payables.

The Company had no revenue for either of the nine-month periods ended September 30, 2017 and 2016, respectively.

Operating expenses of $15,413 and $15,272 for the nine-month periods ended September 30, 2017 and 2016, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $3,052 and $3,505 for the nine-months ended September 30, 2017 and 2016, respectively were primarily due to interest expenses on related party note payables.

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

Loss per share for the three-month periods ended September 30, 2017 and 2016 were $(0.00) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Loss per share for the nine-month periods ended September 30, 2017 and 2016 were $(0.03) and $(0.11), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At September 30, 2017 and December 31, 2016, the Company had working capital deficits of $93,053 and $75,533, respectively, including notes payable to stockholders of $63,894 and $61,894 in each respective period.

During the nine months ended September 30, 2017 and 2016, the Company used cash in operating activities of $796 and $22,288, respectively. The cash used in operating activities during the nine months ended September 30, 2017 and 2016, was primarily related to the Company’s net losses.

During the nine months ended September 30, 2017 and 2016, the Company had cash provided by financing activities of $2,000 and $24,350, respectively. The cash provided by financing activities during the nine months ended September 30, 2017 and 2016 was primarily related to proceeds from the issuance of notes payable to stockholders.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	November 13, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

