Form 10-K
period 2017-12-31
Renewable Energy Acquisition Corp.
filed 2018-04-02
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided by pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of April 2, 2018, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2017

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; 10-K FY2017 business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

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

Holders

As of April 2, 2018, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Results of Operations

We had no operating revenue for either of the years ended December 31, 2017 or 2016, respectively.

General and administrative expenses for each of the years ended December 31, 2017 and 2016, were approximately $16,000 and $23,000, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. Earnings (loss) per share for the respective years ended December 31, 2017 and 2016 were $(0.03) and $(0.15) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2017 was $1,592 that primarily reflects our net loss of $19,673, change in accounts payable of $13,990, change in interest payable of $2,831 and interest contributed as capital by stockholders of $1,260, compared to $24,788 for the year ended December 31, 2016, that mainly reflects our net loss of $26,745, interest contributed as capital by stockholders of $1,570, change in interest payable of $1,704 and change in accounts payable of $1,317.

Our cash provided by financing activities for the year ended December 31, 2017 was $3,275, compared to $24,350 for the year ended December 31, 2016. For both years, these amounts consisted of proceeds from notes payable to stockholders.

At December 31, 2017 and 2016, the Company had working capital deficit of approximately $(94,000) and $(76,000), respectively; inclusive of stockholder debt of approximately $65,000 and $62,000, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2017, has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	68	President, Chief Executive Officer
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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2017	$-0-	$-0-
Principal Executive Officer	2016	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and Directors as a Group (1 person)	640,000	91.6%

(1)	On April 2, 2018, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2017, Craig Laughlin, an officer and director, advanced to us $3,275 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2017 was $65,169. These loans are due upon demand and bear interest at 6.0% per annum.

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

Item 14 - Principal Accountant Fees and Services

We paid or accrued the following fees in each of the prior two fiscal years to principal accountant, GBH CPAs, PC of Houston, Texas.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
1. Audit fees	$7,500	$10,500
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$7,500	$10,500

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

Renewable Energy Acquisition Corp.
Dated: April 2, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 2, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

Plymouth, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company operating history, limited cash on hand, no operating assets and has a business plan with inherent risk that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2012.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas
April 2, 2018

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,878	$195

Total Assets	$1,878	$195

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$24,851	$10,861
Notes payable to stockholders	65,169	61,894
Accrued interest payable to stockholders	5,804	2,973

Total Liabilities	95,824	75,728

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	62,326
Accumulated deficit	(157,602)	(137,929)

Total Stockholders' Deficit	(93,946)	(75,533)

Total Liabilities and Stockholders’ Deficit	$1,878	$195

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

Years ended December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenues	$-	$-

Operating expenses
Professional fees	11,350	18,631
Other expenses	4,232	4,497

Total operating expenses	15,582	23,128

Loss from operations	(15,582)	(23,128)

Other income (expense)
Miscellaneous income	-	600
Interest expense:
Notes payable to Stockholders	(4,091)	(3,093)
Other	-	(1,124)

Loss before provision for income taxes	(19,673)	(26,745)

Provision for income taxes	-	-

Net loss	$(19,673)	$(26,745)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.03)	$(0.15)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	346,485

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Deficit

Years ended December 31, 2017 and 2016

	Common Stock		Additional
	Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2015	162,375	$16	$55,434	$(88,048)	$(55,374)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,570	-	1,570

Conversion of debt to equity	537,625	54	5,322	-	5,376

Net loss	-	-	-	(23,136)	(26,745)

Balance at December 31, 2016	700,000	70	62,326	(137,929)	(75,533)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,260	-	1,260

Net loss	-	-	-	(19,673)	(19,673)

Balance at December 31, 2017	700,000	$70	$63,586	$(157,602)	$(93,946)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Years ended December 31, 2017 and 2016

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(19,673)	$(26,745)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	1,260	1,570
Increase (decrease) in
Accounts payable - trade	13,990	(1,317)
Accrued interest payable	2,831	1,704

Net cash used in operating activities	(1,592)	(24,788)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash proceeds from notes payable to stockholders	3,275	24,350

Net cash provided by financing activities	3,275	24,350

Increase (Decrease) in Cash	1,683	(438)

Cash at beginning of year	195	633

Cash at end of year	$1,878	$195

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of debt to common shares	$-	$5,376

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

December 31, 2017 and 2016

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists from the twelve months following the issuance of these financial statements.

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2017 and 2016, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2017 and 2016, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2017 and 2016, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2017, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $54,300. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2017 and 2016, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Statutory rate applied to loss before income taxes	$(4,100)	$(9,100)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	4,100	9,100

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2017 and 2016, respectively, relate solely to the Company’s net operating loss carryforward(s). This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$32,600	$47,400
Less valuation allowance	(32,600)	(47,400)

Net Deferred Tax Asset	$-	$-

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $20,200 and a corresponding reduction in the valuation allowance.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Net loss before taxes per financial statements	$(19,673)	$(26,745)
Income tax rate	34%	34%
Income tax benefit at statutory rate	(6,700)	(9,100)
Impact of change in tax rates	2,600	-
Change in valuation allowance	(4,100)	9,100
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2017 and 2016, the valuation allowance for the deferred tax asset increased by approximately $14,800 and $9,600, respectively.

Note G - Notes Payable to Stockholders

During 2016, one stockholder loaned an additional aggregate $24,350 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

During 2017, one stockholder loaned an additional aggregate $3,275 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $5,804 and $2,973 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2017	2016

Notes payable	$65,169	$61,894
Accrued interest payable	5,804	2,973

Total due stockholders	$70,973	$64,867

The Company has recognized an aggregate of $1,260 and $1,570, in interest expense for the years ended

December 31, 2017 and 2016, respectively as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

