Form 10-Q
period 2018-03-31
Renewable Energy Acquisition Corp.
filed 2018-05-15
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of May 14, 2018, we had 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2018

Renewable Energy Acquisition Corp.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,212	$1,878

Total Assets	$1,212	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$31,942	$24,851
Notes payable to stockholders	65,169	65,169
Accrued interest payable to stockholders	6,538	5,804

Total Liabilities	103,649	95,824

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,901	63,586
Accumulated deficit	(166,408)	(157,602)

Total Stockholders' Deficit	(102,437)	(93,946)

Total Liabilities and Stockholders’ Deficit	$1,212	$1,878

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2018	2017

Revenues	$-	$-

Operating expenses
Professional fees	7,750	7,088
Other expenses	5	800

Total operating expenses	7,755	7,888

Loss from operations	(7,755)	(7,888)

Other income (expense)
Interest expense:
Notes payable to Stockholders	(1,051)	(1,009)

Loss before provision for income taxes	(8,806)	(8,897)

Provision for income taxes	-	-

Net loss	$(8,806)	$(8,897)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(8,806)	$(8,897)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	315	315
Increase (decrease) in
Accounts payable - trade	7,091	7,721
Accrued interest payable	734	694

Net cash used in operating activities	(666)	(167)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Decrease in Cash	(666)	(167)

Cash at beginning of period	1,878	195

Cash at end of period	$1,212	$28

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2017. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2018.

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2018 and December 31, 2017, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2018 and 2017, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Note E - Notes Payable to Stockholders

During 2017, one shareholder loaned an additional $2,000 in cash to the Company to support operations. The advance is due on demand and bears interest at 6% per annum.

The Company accrued total interest payable to these stockholders of $6,538 and $5,804 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2018	2017

Notes payable	$65,169	$65,169
Accrued interest payable	6,538	5,804

Total due stockholders	$71,707	$70,973

The Company recognized $315 and $315 in interest expense for the three months ended March 31, 2018 and 2017, respectively, as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

The Company had no revenue for either of the three-month periods ended March 31, 2018 and 2017, respectively.

Operating expenses of $7,755 and $7,888 for the three-month periods ended March 31, 2018 and 2017, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $1,051 and $1,009 for the three-month period ended March 31, 2018 and 2017, respectively, were primarily due to interest expenses on related party note payables.

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

Loss per share for the three-month periods ended March 31, 2018 and 2017 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At March 31, 2018 and December 31, 2017, the Company had working capital deficits of $102,437 and $93,946, respectively, including notes payable to stockholders of $65,169 in each respective period.

During the three months ended March 31, 2018 and 2017, the Company used cash in operating activities of $666 and $167, respectively. The cash used in operating activities during the three months ended March 31, 2018 and 2017, was primarily related to the Company’s net losses.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	May 15, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

