Form 10-Q/A
period 2018-03-31
Renewable Energy Acquisition Corp.
filed 2018-05-15
CIK 1418302

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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