Form 10-Q
period 2018-06-30
Renewable Energy Acquisition Corp.
filed 2018-08-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of August 10, 2018, we had 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2018

Renewable Energy Acquisition Corp.

Balance Sheets

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$3,682	$1,878

Total Assets	$3,682	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$37,538	$24,851
Notes payable to stockholders	65,169	65,169
Accrued interest payable to stockholders	7,272	5,804

Total Liabilities	109,979	95,824

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	64,216	63,586
Accumulated deficit	(170,583)	(157,602)

Total Stockholders' Deficit	(106,297)	(93,946)

Total Liabilities and Stockholders’ Deficit	$3,682	$1,878

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	3,106	3,600	10,856	10,688
Other expenses	20	1,789	25	2,589

Total operating expenses	3,126	5,389	10,881	13,277

Loss from operations	(3,126)	(5,389)	(10,881)	(13,277)

Other income (expense)
Interest expense:
Notes payable to stockholders	(1,049)	(1,014)	(2,100)	(2,023)

Loss before provision for income taxes	(4,175)	(6,403)	(12,981)	(15,300)

Provision for income taxes	-	-	-	-

Net loss	$(4,175)	$(6,403)	$(12,981)	$(15,300)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(12,981)	$(15,300)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	630	630
Increase (decrease) in
Accounts payable - trade	687	12,797
Accrued interest payable	1,468	1,393

Net cash used in operating activities	(10,196)	(480)

Cash Flows from Financing Activities
Cash received from short-term advances	12,000	-
Cash received from notes payable to stockholders	-	1,000

Net cash provided by financing activities	12,000	1,000

Increase in Cash	1,804	520

Cash at beginning of period	1,878	195

Cash at end of period	$3,682	$715

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, there is substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements.

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

The Company’s Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock and 5,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2018 and December 31, 2017, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2018 and 2017, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements for disclosure purposes.

Note F - Notes Payable to Stockholders

During 2017, one stockholder loaned an additional aggregate $3,275 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $7,272 and $5,804 as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2018	2017

Notes payable	$65,169	$65,169
Accrued interest payable	7,272	5,804

Total due stockholders	$72,441	$70,973

The Company has recognized $315, $630, $315 and $630, respectively in interest expense for the three and six months ended June 30, 2018 and 2017, respectively, as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

Note G – Commitments and Contingencies

During 2015, the Company accepted an aggregate of $7,500 in “stand still” payments from an unrelated third party in anticipation of conducting the appropriate due diligence and to negotiate in good faith an agreement related to a potential acquisition. In addition, the Company agreed to not enter into discussions or negotiations with any other acquisition target for a period of at least 30 days.

During the first quarter of 2016, the Company received an additional $600 in “stand still” payments related to the aforementioned transaction.

As of the issuance of these financial statements, the Company had no definitive agreement or other arrangement related to any potential acquisition or business combination transaction.

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

The Company had no revenue for either of the three or six-month periods ended June 30, 2018 and 2017, respectively.

Operating expenses of $3,126 and $5,389 for the three-month periods ended June 30 , 2018 and 2017, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $1,049 and $1,014 for the three-month periods ended June 30, 2018 and 2017, respectively, were primarily due to interest expenses on related party note payables. The decrease was related to fewer professional fees incurred in the current period.

Operating expenses of $10,881 and $13,277 for the six-month periods ended June 30 , 2018 and 2017, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $2,100 and $2,023 for the six-month periods ended June 30, 2018 and 2017, respectively, were primarily due to interest expenses on related party note payables. The decrease was related to fewer professional fees incurred in the current period.

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

Loss per share for the three and six-month periods ended June 30, 2018 and 2017 were $(0.01), $(0.02), $(0.01) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At June 30, 2018 and December 31, 2017, the Company had working capital deficits of $106,297 and $93,946, respectively, including notes payable to stockholders of $65,169 in each respective period.

During the six months ended June 30, 2018 and 2017, the Company used cash in operating activities of $10,196 and $480, respectively. The cash used in operating activities during the six months ended June 30, 2018 and 2017, were primarily related to the payment of the operating expenses of the Company.

During the six months ended June 30, 2018 and 2017, the Company had cash provided by financing activities of $12,000 and $1,000, respectively. The cash provided by financing activities during the six months ended June 30, 2018 and 2017, were primarily related to short-term advances received and the proceeds from notes payable to stockholders.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5 - Other Information

On August 9, 2018, Renewable Energy Acquisition Corp. (the “Company”) engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company's prior independent public accountants, GBH CPAs, PC ("GBH") resigning, effective July 1, 2018, as a result of combining its practice with Marcum. The engagement of Marcum has been approved by the Audit Committee of the Company's Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) GBH's reports on the consolidated financial statements of the Company as at and for the fiscal years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

(b) During the fiscal years ended December 31, 2017 and 2016 and through July 1, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended December 31, 2017 and 2016 and through July 1, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c) During the fiscal years ended December 31, 2017 and 2016 and through July 1, 2018, the Company did not consult with Marcum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided GBH with a copy of the foregoing disclosure and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated August 13, 2018, is filed as Exhibit 16.1 to this Report.

Part II - Other Information

Item 6 - Exhibits

16.1	Change in Auditor Letter
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated:	August 13, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

