Form 10-Q
period 2018-09-30
Renewable Energy Acquisition Corp.
filed 2018-11-13
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

(952) 541-1155

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”; “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of November 9, 2018, we had 700,000 shares of common stock, par value $0.0001

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2018

Renewable Energy Acquisition Corp.

Balance Sheets

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$972	$1,878

Total Assets	$972	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$36,479	$24,851
Notes payable to stockholders	65,169	65,169
Accrued interest payable to stockholders	8,006	5,804

Total Liabilities	109,654	95,824

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70

Additional paid-in capital	64,531	63,586

Accumulated deficit	(173,283)	(157,602)

Total Stockholders' Deficit	(108,682)	(93,946)

Total Liabilities and Stockholders’ Deficit	$972	$1,878

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	1,651	499	12,507	11,188
Other expenses	-	1,637	25	4,225

Total operating expenses	1,651	2,136	12,532	15,413

Loss from operations	(1,651)	(2,136)	(12,532)	(15,413)

Other income (expense)
Interest expense:
Notes payable to stockholders	(1,049)	(1,029)	(3,149)	(3,052)

Loss before provision for income taxes	(2,700)	(3,165)	(15,681)	(18,465)

Provision for income taxes	-	-	-	-

Net loss	$(2,700)	$(3,165)	$(15,681)	$(18,465)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2018	2017
Cash Flows from Operating Activities

Net loss	$(15,681)	$(18,465)
Adjustments to reconcile net loss to net cash used in operating activities

Interest expense contributed as capital by stockholders	945	945
Increase (decrease) in

Accounts payable - trade	(372)	14,617

Accrued interest payable to stockholders	2,202	2,107

Net cash used in operating activities	(12,906)	(796)

Cash Flows from Financing Activities

Cash received from short-term advances	12,000	-

Cash received from notes payable to stockholders	-	2,000

Net cash provided by financing activities	12,000	2,000

(Decrease) Increase in Cash	(906)	1,204

Cash at beginning of period	1,878	195

Cash at end of period	$972	$1,399

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2018 and December 31, 2017, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2018 and 2017, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

The Company has accrued interest payable to these stockholders aggregating $8,006 and $5,804 as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2018	2017

Notes payable	$65,169	$65,169
Accrued interest payable	8,006	5,804

Total due stockholders	$73,175	$70,973

The Company has recognized $315, $945, $315 and $945, respectively in interest expense for the three and nine months ended September 30, 2018 and 2017, respectively, as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum) related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

The Company had no revenue for either of the three or nine-month periods ended September 30, 2018 and 2017, respectively.

Operating expenses of $1,651 and $2,136 for the three-month periods ended September 30 , 2018 and 2017, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $1,049 and $1,029 for the three-month periods ended September 30, 2018 and 2017, respectively, were primarily due to interest expenses on related party note payables. The decrease was related to fewer professional fees incurred in the current period.

Operating expenses of $12,532 and $15,413 for the nine-month periods ended September 30 , 2018 and 2017, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $3,149 and $3,052 for the nine-month periods ended September 30, 2018 and 2017, respectively, were primarily due to interest expense on related party note payables. The decrease was related to fewer professional fees incurred in the current period.

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

Loss per share for the three and nine-month periods ended September 30, 2018 and 2017 were $(0.00), $(0.02), $(0.00) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At September 30, 2018 and December 31, 2017, the Company had working capital deficits of $108,682 and $93,946, respectively, including notes payable to stockholders of $65,169 in each respective period.

During the nine months ended September 30, 2018 and 2017, the Company used cash in operating activities of $12,906 and $796, respectively. The cash used in operating activities during the nine months ended September 30, 2018 and 2017, were primarily related to the payment of the operating expenses of the Company.

During the nine months ended September 30, 2018 and 2017, the Company had cash provided by financing activities of $12,000 and $2,000, respectively. The cash provided by financing activities during the nine months ended September 30, 2018 and 2017, were primarily related to short-term advances received and the proceeds from notes payable to stockholders.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Renewable Energy Acquisition Corp.

Dated:	November 12, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Director

