Form 10-K
period 2018-12-31
Renewable Energy Acquisition Corp.
filed 2019-04-08
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of April 5, 2019, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2018

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

Where You Can Find Information

We are required to file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. The Company does not maintain an internet website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the reports filed by the Company. The address of that site is http://www.sec.gov\.

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

Holders

As of April 5, 2019, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Results of Operations

We had no operating revenue for either of the years ended December 31, 2018 or 2017, respectively.

Operating expenses for each of the years ended December 31, 2018 and 2017 were $17,810 and $15,582, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. Earnings (loss) per share for the respective years ended December 31, 2018 and 2017 were $(0.03) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2018 was $17,715 that primarily reflects our net loss of $20,466, change in accounts payable of $1,785, change in interest payable of $2,654, compared to $1,592 for the year ended December 31, 2017, that mainly reflects our net loss of $19,673, interest contributed as capital by stockholders of $1,260, change in interest payable of $2,831 and change in accounts payable of $13,990.

Our cash provided by financing activities for the year ended December 31, 2018 was $17,500, compared to $3,275 for the year ended December 31, 2017. For the year ended December 31, 2018, the Company took short term advances of $17,000 and a note payable from a stockholder of $500, compared to proceeds from notes payable to stockholders of $3,275 for the year ended December 31, 2018.

At December 31, 2018 and 2017, the Company had working capital deficit of approximately $(114,000) and $(94,000), respectively; inclusive of short term loans of $17,000 at December 31, 2018, and stockholder debt of approximately $65,600 and $65,200, respectively, at December 31, 2018 and 2017.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2018, has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	69	President, Chief Executive Officer
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

Mr. Laughlin is also the president and a director, of Vegalab, Inc., a publicly-owned Nevada corporation, which currently files periodic reports with the U. S. Securities and Exchange Commission and engaged in the business of distributing eco-friendly agro-products. .

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2018, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2018	$-0-	$-0-
Principal Executive Officer	2017	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On April 5, 2019, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2018, Craig Laughlin, an officer and director, advanced to us $500 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2018 was $65,669. These loans are due upon demand and bear interest at 6.0% per annum.

During 2017, Craig Laughlin, an officer and director, advanced to us $3,275 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2017 was $65,169. These loans are due upon demand and bear interest at 6.0% per annum

On September 23, 2016, we issued 537,625 shares of common stock to Mr. Laughlin, in consideration for the conversion and cancellation of $5,376.25 of note payment obligations owed by us to Mr. Laughlin.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2018, the audit was performed by Rosenberg Rich Baker Berman, P.A. (“RRBB”) and for the year ended December 31, 2017, the audit was performed by GBH CPA’s PC (“GBH”). Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2018 and 2017, were as follows:

	RRBB	GBH
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2018	2017
1. Audit fees	$4,000	$9,000	$7,500
2. Audit-related fees	-		-
3. Tax fees	-		-
4. All other fees	-		-
Totals	$4,000	$9,000	$7,500

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with RRBB maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: RRBB did not charge us any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, RRBB, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (*)
3.1(a)	Certificate of Change filed Pursuant to NRS 78.209 (**)
3.2	By-Laws (*)
16.1	Letter to the Securities and Exchange Commission from Marcum LLP regarding the matters disclosed in Item 4.01 of Current Report on Form 8-K (***)
16.2	Untitled (Letter to the Securities and Exchange Commission from GBH CPAs, PC regarding the matters disclosed in Item 4.01 of Current Report on Form 8-K) (****)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on March 3, 2010.
(**)	Incorporated by reference to the Company’s Report on Form 8-K filed September 26, 2016.
(***)	Incorporated by reference to the Company’s Report on Form 8-K filed February 19, 2019.
(****)	Incorporated by reference to the Company’s Report on Form 8-K filed August 13, 2018.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.
Dated: April 5, 2019	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 5, 2019	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

Plymouth, Minnesota

Opinion on the Financial Statements

We have audited the accompanying financial statements of Renewable Energy Acquisition Corp. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2019.

/s/ Rosenberg Rich Baker Berman, P.A.

Somerset, New Jersey

April 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

Plymouth, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Renewable Energy Acquisition Corp (the "Company") as of December 31, 2017, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company's auditor from 2012 to 2018.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 2, 2018

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,663	$1,878
Prepaid expenses	1,688	-
Total Current Assets	$3,351	$1,878

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$26,636	$24,851
Short-term advances	17,000	-
Notes payable to stockholders	65,669	65,169
Accrued interest payable to stockholders	8,458	5,804

Total Current Liabilities	117,763	95,824

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(178,068)	(157,602)

Total Stockholders' Deficit	(114,412)	(93,946)

Total Liabilities and Stockholders’ Deficit	$3,351	$1,878

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Operations

Years Ended December 31, 2018 and 2017

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Revenues	$-	$-

Operating expenses
Professional fees	11,847	11,350
Other expenses	5,963	4,232

Total operating expenses	17,810	15,582

Loss from operations	(17,810)	(15,582)

Other income (expense)
Interest expense:
Notes payable to stockholders	(2,656)	(4,091)

Loss before provision for income taxes	(20,466)	(19,673)

Provision for income taxes	-	-

Net loss	$(20,466)	$(19,673)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.03)	$(0.03)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31, 2018 and 2017

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as of January 1, 2017	700,000	$70	$62,326	$(137,929)	$(75,533)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	1,260	-	1,260

Net loss	-	-	-	(19,673)	(19,673)

Balance at December 31, 2017	700,000	70	63,586	(157,602)	(93,946)

Net loss	-	-	-	(20,466)	(20,466)

Balance at December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(20,466)	$(19,673)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	-	1,260
Increase (decrease) in
Prepaid expenses	(1,688)	-
Accounts payable - trade	1,785	13,990
Accrued interest payable	2,654	2,831

Net cash used in operating activities	(17,715)	(1,592)

Cash Flows from Financing Activities
Cash received from short-term advances	17,000	-
Cash received from notes payable to stockholders	500	3,275

Net cash provided by financing activities	17,500	3,275

Increase in Cash	(215)	1,683

Cash at beginning of period	1,878	195

Cash at end of period	$1,663	$1,878

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

December 31, 2018 and 2017

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. Management has determined there is substantial doubt about our ability to continue as a going concern exists from the twelve months following the issuance of these financial statements.

Because of the Company's lack of operating assets, the Company’s continuance is fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2018 and 2017, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2018 and 2017, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Subsequent Events

Management has evaluated all activity of the Company through April 4, 2019 the issue date of the financial statements for disclosure purposes.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses, short term advances and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2018 and 2017, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2018, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $158,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2018 and 2017, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Statutory rate applied to loss before income taxes	$(3,740)	$(4,100)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	3,740	4,100

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2018 and 2017, respectively, relate solely to the Company’s net operating loss carryforward(s) and non-deductible interest expense. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$33,165	$32,600
Less valuation allowance	(33,165)	(32,600)

Net Deferred Tax Asset	$-	$-

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

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Net loss before taxes per financial statements	$(20,466)	$(19,673)
Temporary differences	2,656	-
Taxable amount	(17,810)	(19,673)
Income tax rate	21%	34%
Income tax benefit at statutory rate	(3,740)	(6,700)
Impact of change in tax rates	-	2,600
Change in valuation allowance	3,740	(4,100)
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2018 and 2017, the valuation allowance for the deferred tax asset changed by $3,740 and $14,800, respectively.

Note G - Notes Payable to Stockholders

During 2017, majority stockholder loaned an additional aggregate $3,275 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

During 2018, the majority stockholder loaned an additional aggregate $500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to the majority stockholder aggregating $8,458 and $5,804 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2018	2017

Notes payable	$65,669	$65,169
Accrued interest payable	8,458	5,804

Total due stockholders	$74,127	$70,973

The Company has recognized an aggregate of $0 and $1,260, in interest expense for the years ended December 31, 2018 and 2017, respectively, as additional paid-in capital for the economic event (calculated at an imputed interest rate of 6.0% per annum), related to the non-interest bearing feature on the aforementioned notes payable to stockholders.

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

Note J – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. The weighted average interest rate on these borrowings is approximately 17%. The unused credit limit on cash advances totaled approximately $8,650.

