Form 10-Q
period 2019-03-31
Renewable Energy Acquisition Corp.
filed 2019-05-13
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 10, 2019, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2019

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2019 and December 31, 2018

	(Unaudited)
	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,302	$1,663
Prepaid expenses	-	1,688
Total Current Assets	$1,302	$3,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$30,351	$26,636
Short-term advances	17,000	17,000
Notes payable to stockholders	65,669	65,669
Accrued interest payable to stockholders	9,266	8,458

Total Current Liabilities	122,286	117,763

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(184,640)	(178,068)

Total Stockholders' Deficit	(120,984)	(114,412)

Total Liabilities and Stockholders’ Deficit	$1,302	$3,351

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For The Three Months Ended March 31,
	2019	2018

Revenues	$-	$-

Operating expenses
Professional fees	5,100	7,750
Other expenses	664	5

Total operating expenses	5,764	7,755

Loss from operations	(5,764)	(7,755)

Other income (expense)
Interest expense:
Notes payable to stockholders	(808)	(1,051)

Loss before provision for income taxes	(6,572)	(8,806)

Provision for income taxes	-	-

Net loss	$(6,572)	$(8,806)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For The Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(6,572)	$(8,806)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	-	315
Increase (decrease) in Prepaid expenses	1,688	-
Accounts payable - trade	3,715	7,091
Accrued interest payable	808	734

Net cash used in operating activities	(361)	(666)

Decrease in Cash	(361)	(666)

Cash at beginning of period	1,663	1,878

Cash at end of period	$1,302	$1,212

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statements of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2017	700,000	$70	$63,586	$(157,602)	$(93,946)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	315	-	315

Net loss	-	-	-	(8,806)	(8,806)

Balance at March 31, 2018	700,000	$70	$63,901	$(166,408)	$(102,437)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(6,572)	(6,572)

Balance at March 31, 2019	700,000	$70	$63,586	$(184,640)	$(120,984)

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2018. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2019.

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

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2015. However, the Company does not anticipate any examinations of returns filed subsequent to December 31, 2014.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2019 and December 31, 2018, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2019 and 2018, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable to Stockholders

The Company’s controlling stockholder has loaned an additional aggregate $65,669 in cash to the Company to support operations. These advances were made at various times, are due upon demand and bear interest at either 0.0% or 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $9,266 and $8,458 as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2018	2018

Notes payable	$65,669	$65,669
Accrued interest payable	9,266	8,458

Total due stockholders	$74,935	$74,127

The Company has recognized $808, and $1,051, respectively in interest expense for the three months ended March 31, 2019 and 2018, respectively.

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

Note H – Short Term Advances

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

The Company had no revenue for the three-month period ended March 31, 2019 and 2018, respectively.

Operating expenses of $5,764 and $7,755 for the three-month periods ended March 31, 2019 and 2018, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Other expenses of $808 and $1,051 for the three-month periods ended March 31, 2019 and 2018, respectively, were primarily due to interest expenses on related party note payables. The decrease was related to professional fees incurred in the current period.

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

Loss per share for the three-month periods ended March 31, 2019 and 2018 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At March 31, 2019 and December 31, 2018, the Company had working capital deficits of $120,984 and $114,412 respectively, including notes payable to stockholders of $65,669 in each respective period.

During the three months ended March 31, 2019 and 2018, the Company used cash in operating activities of $361 and $666, respectively. The cash used in operating activities during the three months ended March 31, 2019 and 2018, were primarily related to the payment of the operating expenses of the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5 - Other Information

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 we had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated:	May 13, 2019	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)