Form 10-Q
period 2019-06-30
Renewable Energy Acquisition Corp.
filed 2019-08-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2019, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2019

Renewable Energy Acquisition Corp.

Balance Sheets

June 30, 2019 and December 31, 2018

	(Unaudited)
	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$820	$1,663
Prepaid expenses	-	1,688
Total Current Assets	$820	$3,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$35,286	$26,636
Short-term advances	17,000	17,000
Notes payable to stockholders	70,669	65,669
Accrued interest payable to stockholders	10,097	8,458

Total Current Liabilities	133,052	117,763

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(195,888)	(178,068)

Total Stockholders' Deficit	(132,232)	(114,412)

Total Liabilities and Stockholders’ Deficit	$820	$3,351

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations (Unaudited)

For the Three and six Months Ended June 30, 2019 and 2018

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,106	3,106	13,206	10,856
Other expenses	2,311	20	2,975	25

Total operating expenses	10,417	3,126	16,181	10,881

Loss from operations	(10,417)	(3,126)	16,181	(10,881)

Other income (expense)
Interest expense:
Notes payable to stockholders	(831)	(1,049)	(1,639)	(2,100)

Loss before provision for income taxes	(11,248)	(4,175)	(17,820)	(12,981)

Provision for income taxes	-	-	-	-

Net loss	$(11,248)	$(4,175)	$(17,820)	$(12,981)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows (Unaudited)

For The Six Months Ended June 30, 2019 and 2018

	For The Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(17,820)	$(12,981)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	-	630
Increase (decrease) in Prepaid expenses	1,688	-
Accounts payable - trade	8,650	687
Accrued interest payable	1,639	1,468

Net cash used in operating activities	(5,843)	(10,196)

Cash Flows from Financing Activities
Cash received from short-term advances	-	12,000
Cash received from notes payable to stockholders	5,000	-

Net cash provided by financing activities	5,000	12,000

Increase in Cash	(843)	1,804

Cash at beginning of period	1,663	1,878

Cash at end of period	$820	$3,682

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as of March 31, 2018	700,000	$70	$63,901	$(166,408)	$(102,437)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	315	-	315

Net loss	-	-	-	(4,175)	(4,175)

Balance at June 30, 2018	700,000	$70	$64,216	$(170,583)	$(106,297)

	Common Stock
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as March 31, 2019	700,000	$70	$63,586	$(184,640)	$(120,984)

Net loss	-	-	-	(11,232)	(11,248)

Balance at June 30, 2019	700,000	$70	$63,586	$(195,872)	$(132,232)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as of December 31, 2017	700,000	$70	$63,586	$(157,602)	$(93,946)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	630	-	630

Net loss	-	-	-	(12,981)	(12,981)

Balance at June 30, 2018	700,000	$70	$64,216	$(170,583)	$(106,297)

	Common Stock
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(17,820)	(17,820)

Balance at June 30, 2019	700,000	$70	$63,586	$(195,888)	$(132,232)

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2019 and December 31, 2018, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2019 and 2018, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable to Stockholders

The Company’s controlling stockholder has loaned an additional aggregate $70,669 in cash to the Company to support operations. These advances were made at various times, are due upon demand and bear interest at either 0.0% or 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $10,097 and $8,458 as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2019	2018

Notes payable	$70,669	$65,669
Accrued interest payable	10,097	8,458

Total due stockholders	$80,766	$74,127

The Company has recognized $831, $1,639, $1,049 and $2,100, respectively in interest expense for the three and nine months ended June 30, 2019 and 2018, respectively.

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

The Company had no revenue for the three and six -month period ended June 30, 2019 and 2018, respectively.

Operating expenses of $10,417, $16,181, $3,126  and $10,881 for the three and six month periods ended June 30, 2019 and 2018, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to professional fees incurred in the current period.

Other expenses of $831, $1,639, $1,049 and  $2,100 for the three and six month periods ended June 30, 2019 and 2018, respectively, were primarily due to interest expenses on related party note payables.

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

Loss per share for the three and six-month periods ended June 30, 2019 and 2018 were $(0.02), $(0.03), $(0.01) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At June 30, 2019 and December 31, 2018, the Company had working capital deficits of $132,232 and $114,412 respectively, including notes payable to stockholders of $65,669 in each respective period.

During the three months ended June 30, 2019 and 2018, the Company used cash in operating activities of $361 and $666, respectively. The cash used in operating activities during the three months ended June 30, 2019 and 2018, were primarily related to the payment of the operating expenses of the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5 - Other Information

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 14, 2019	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

