Form 10-Q
period 2019-09-30
Renewable Energy Acquisition Corp.
filed 2019-11-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2019

Renewable Energy Acquisition Corp.

Balance Sheets

September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,663
Prepaid expenses	-	1,688
Total Current Assets	$-	$3,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$37,294	$26,636
Short-term advances	17,000	17,000
Notes payable to stockholders	72,669	65,669
Accrued interest payable to stockholders	10,985	8,458

Total Current Liabilities	137,948	117,763

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(201,604)	(178,068)

Total Stockholders' Deficit	(137,948)	(114,412)

Total Liabilities and Stockholders’ Deficit	$-	$3,351

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

Three and Nine Months Ended September 30, 2019 and 2018

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	2,950	1,651	16,156	12,507
Other expenses	1,036	-	2,742	25

Total operating expenses	3,986	1,651	18,898	12,532

Loss from operations	(3,986)	(1,651)	(18,898)	(12,532)

Other income (expense)
Interest expense:
Interest on short term advances	(842)	-	(2,111)	-
Notes payable to stockholders	(888)	(1,049)	(2,527)	(3,149)
Interest expense	(1,730)	(1,049)	(4,638)	(3,149)

Loss before provision for income taxes	(5,716)	(2,700)	(23,536)	(15,681)

Provision for income taxes	-	-	-	-

Net loss	$(5,716)	$(2,700)	$(23,536)	$(15,681)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For The Nine Months Ended September 30, 2019 and 2018

	For The Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(23,536)	$(15,681)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	-	945
Increase (decrease) in
Prepaid expenses	1,688	-
Accounts payable - trade	10,658	(372)
Accrued interest payable	2,527	2,202

Net cash used in operating activities	(8,663)	(12,906)

Cash Flows from Financing Activities
Cash received from short-term advances	-	12,000
Cash received from notes payable to stockholders	7,000	-

Net cash provided by financing activities	7,000	12,000

Increase in Cash	(1,663)	(906)

Cash at beginning of period	1,663	1,878

Cash at end of period	$-	$972

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of June 30, 2018	700,000	$70	$64,216	$(170,583)	$(106,297)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	315	-	315

Net loss	-	-	-	(2,700)	(2,700)

Balance at September 30, 2018	700,000	$70	$64,531	$(173,283)	$(108,682)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as June 30, 2019	700,000	$70	$63,586	$(195,888)	$(132,232)

Net loss	-	-	-	(5,716)	(5,716)

Balance at September 30, 2019	700,000	$70	$63,586	$(201,604)	$(137,948)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2017	700,000	$70	$63,586	$(157,602)	$(93,946)

Contributed capital from non-interest bearing notes payable to stockholders	-	-	945	-	945

Net loss	-	-	-	(15,681)	(15,681)

Balance at September 30, 2018	700,000	$70	$64,531	$(173,283)	$(108,682)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(23,536)	(23,536)

Balance at September 30, 2019	700,000	$70	$63,586	$(201,604)	$(137,948)

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2019 and December 31, 2018, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2019 and 2018, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable to Stockholders

The Company’s controlling stockholder has loaned an additional aggregate $72,669 in cash to the Company to support operations. These advances were made at various times, are due upon demand and bear interest at either 0.0% or 6.0% per annum.

The Company has accrued interest payable to these stockholders aggregating $10,895 and $8,458 as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2019	2018

Notes payable	$72,669	$65,669
Accrued interest payable	10,985	8,458

Total due stockholders	$83,654	$74,127

The Company has recognized $1,730, $1,049, $4,638 and $3,149, respectively in interest expense for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. The weighted average interest rate on these borrowings is approximately 17%. The unused credit limit on cash advances totaled approximately $8,650. During the three and nine months ended September 30, 2019 the Company recorded interest expense of $842 and $2,111, respectively on these advances.

Note I – Subsequent Events

On October 9, 2019 the Company borrowed $2,000 at 6%  pursuant to a promissory note payable on demand.

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

The Company had no revenue for the three and nine -month period ended September 30, 2019 and 2018, respectively.

Operating expenses of $3,986, $18,898, $1,651 and $12,532 for the three and nine month periods ended September 30, 2019 and 2018, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to professional fees incurred in the current period.

Other expenses of $1,730, $4,638, $1,049 and  $3,149 for the three and nine month periods ended September 30, 2019 and 2018, respectively, were primarily due to interest expenses on related party note payables and short term asvances.

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

Loss per share for the three and nine-month periods ended September 30, 2019 and 2018 were $(0.01), $(0.03), $(0.00) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At September 30, 2019 and December 31, 2018, the Company had working capital deficits of $137,948 and $114,412 respectively, including notes payable to stockholders of $72,669 and $65,669, respectively  in each respective period.

During the nine months ended September 30, 2019 and 2018, the Company used cash in operating activities of $8,663 and $12,906, respectively. The cash used in operating activities during the nine months ended September 30, 2019 and 2018, were primarily related to the payment of the operating expenses of the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5 - Other Information

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	November 14, 2019	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

