Form 10-K
period 2019-12-31
Renewable Energy Acquisition Corp.
filed 2020-05-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of May 14, 2020, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2019

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

PART I

Item 1 - Business

General

Renewable Energy Acquisition Corp. (hereinafter referred to as "we", "us", "our", or the "Company") was incorporated in the State of Nevada on June 21, 2007. Since inception, we have been engaged in organizational efforts, and have not generated any revenue to date. We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business in one or more of the renewable energy, energy conservation, energy efficiency, or the environmental industries and their related infrastructures.

We are focused on acquiring a business in one or more of the renewable energy, energy conservation, energy efficiency, or the environmental industries. We have considered a number of specific business combinations but none has reached the point of entering into a binding agreement. We have been approached by candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company, but, again, no binding agreements have been entered into with any candidates. We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

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

We believe that business opportunities may come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. Discussions have been held from time to time with potential business combination candidates, and the Company has been paid strandstill fees in connection with Letters of Intent that were entered into regarding potential business combinations. However, as of this date, no Letter of Intent has resulted in any definitive agreement being entered into with any party. We have flexibility in seeking, analyzing and participating in potential business opportunities. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Item 1A - Risk Factors

The COVID-19 outbreak may adversely impact our ability to implement our business plan

As a shell company, we have no specific business plan or purpose other than to merge with an unidentified company or companies. The outbreak of the coronavirus (COVID-19) has resulted in travel restrictions, the shutdown of businesses, quarantines, market downturns, and other mandatory and voluntary changes in behavior related to the pandemic. Reverse merger transactions involving shell companies often involve a contemporaneous funding event. The resulting impacts of the COVID-19 outbreak mentioned above may adversely impact our ability to find a willing merger partner in the near future. If we are able to attract a merger partner, our ability to conduct proper due diligence may be hindered, and finally, if we do enter into an agreement with at suitable target, we may not be able to find investors willing to fund the transaction. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain.

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

Holders

As of May 14, 2020, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Results of Operations

We had no operating revenue for either of the years ended December 31, 2019 or 2018, respectively.

Operating expenses for each of the years ended December 31, 2019 and 2018 were $22,033 and $16,736, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. Earnings (loss) per share for the respective years ended December 31, 2019 and 2018 were $(0.04) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2019 was $9,584 that primarily reflects our net loss of $25,768, change in accounts payable of $11,533, and change in interest payable of $2,963, compared to $17,715 for the year ended December 31, 2018, that mainly reflects our net loss of $20,466, change in accounts payable of $1,785, and change in interest payable of $2,654. Our cash provided by financing activities for the year ended December 31, 2019 was $7,950, compared to $17,500 for the year ended December 31, 2018. For the year ended December 31, 2019, the Company repaid short term advances of $5,000 and received proceeds from notes payable from a stockholder of $9,800 as well as notes payable of $3,150, compared to proceeds from short term advances of $17,000 and cash received from notes payable to stockholders of $500 for the year ended December 31, 2018.

At December 31, 2019 and 2018, the Company had working capital deficit of approximately $(140,000) and $(114,000), respectively; inclusive of short term loans of $12,000 and $17,000 respectively at December 31, 2019 and 2018, notes payable of $3,150 at December 31, 2019, and stockholder debt of approximately $75,469 and $65,669, respectively, at December 31, 2019 and 2018.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2019 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	70	President, Chief Executive Officer
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

Mr. Laughlin served as president and a director, of Vegalab, Inc. (“Vegalab”) (formerly HPC Acquisitions, Inc.), a publicly-owned Nevada corporation until December, 2019. Subsequent to Mr. Laughlin’s resignation, the company surrendered its inventory and other assets to a secured creditor and became inactive. Vegalab, Inc. was engaged in the business of distributing eco-friendly agro-products. .

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2019, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2019	$-0-	$-0-
Principal Executive Officer	2018	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On May 14, 2020, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2019, Craig Laughlin, an officer and director, advanced to us $9,800 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2019 was $75,469. These loans are due upon demand and bear interest at 6.0% per annum.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2018 and December 31, 2019, the audit was performed by Rosenberg Rich Baker Berman, P.A. (“RRBB”) and for the year ended December 31, 2017, the audit was performed by GBH CPA’s PC (“GBH”). Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2019 and 2018, were as follows:

	RRBB	RRBB	GBH
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2018
1. Audit fees	$4,250	$4,000	$9.000
2. Audit-related fees	-		-
3. Tax fees	-		-
4. All other fees	-		-
Totals	$4,250	$4,000	$9,000

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

Renewable Energy Acquisition Corp.
Dated: May 14, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: May 14, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$29	$1,663
Prepaid expenses	-	1,688
Total Current Assets	$29	$3,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$38,169	$26,636
Short-term advances	12,000	17,000
Notes payable to stockholders	75,469	65,669
Notes payable	3,150	-
Accrued interest payable to stockholders	11,384	8,458
Accrued interest payable	37	-

Total Current Liabilities	140,209	117,763

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(203,836)	(178,068)

Total Stockholders' Deficit	(140,180)	(114,412)

Total Liabilities and Stockholders’ Deficit	$29	$3,351

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For The Years Ended December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Revenues	$-	$-

Operating expenses
Professional fees	15,340	11,847
Other expenses	6,693	4,889

Total operating expenses	22,033	16,736

Loss from operations	(22,033)	(16,736)

Other income (expense)

Other income / (expenses):
Gain on vendor settlement	2,500	-
Interest expense	(3,485)	(1,074)
Interest expense - related party	(2,750)	(2,656)
Total other income / (expenses):	(3,735)	(3,730)

Loss before provision for income taxes	(25,768)	(20,466)

Provision for income taxes	-	-

Net loss	$(25,768)	$(20,466)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.04)	$(0.03)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Changes in Stockholders’ Deficit

For The Years Ended December 31, 2019 and 2018

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as of December 31, 2017	700,000	$70	$63,586	$(157,602)	$(93,946)

Net loss	-	-	-	(20,466)	(20,466)

Balance at December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Contributed capital from non-interest bearing notes payable to stockholders	-	-		-	-

Net loss	-	-	-	(25,768)	(25,768)

Balance at December 31, 2019	700,000	$70	$63,586	$(203,836)	$(140,180)

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(25,768)	$(20,466)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense contributed as capital by stockholders	-	-
Increase (decrease) in
Prepaid expenses	1,688	(1,688)
Accounts payable - trade	11,533	1,785
Accrued interest payable	2,963	2,654

Net cash used in operating activities	(9,584)	(17,715)

Cash Flows from Financing Activities
Cash received from short-term advances	-	17,000
Repayment of short-term advances	(5,000)	-
Cash received from notes payable	3,150	-
Cash received from notes payable to stockholders	9,800	500

Net cash provided by financing activities	7,950	17,500

Decrease in cash and cash equivalents	(1,634)	(215)

Cash at beginning of period	1,663	1,878

Cash at end of period	$29	$1,663

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$3,272	$1,076
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

December 31, 2019 and 2018

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors., Management has determined there is substantial doubt about our ability to continue as a going concern exists from the twelve months following the issuance of these financial statements.

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

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2017.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2019 and 2018, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

As of December 31, 2019 and 2018, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current presentation., specifically the effects of prior year interest expense classification on short term advances here.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Subsequent Events

Management has evaluated all activity of the Company through May 13, 2020 the issue date of the financial statements for disclosure purposes.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2019 and 2018, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2019, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $181,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2019 and 2018, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Statutory rate applied to loss before income taxes	$(4,826)	$(3,740)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	4,826	3,740

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2019 and 2018, respectively, relate solely to the Company’s net operating loss carryforward(s) and non-deductible interest expense. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$37,991	$33,165
Less valuation allowance	(37,991)	(33,165)

Net Deferred Tax Asset	$-	$-

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Net loss before taxes per financial statements	$(25,768)	$(20,466)
Temporary differences	2,787	2,656
Taxable amount	(22,981)	(17,810)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(4,826)	(3,740)
Impact of change in tax rates	-	-
Change in valuation allowance	4,826	3,740
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2019 and 2018, the valuation allowance for the deferred tax asset changed by $4,826  and $3,740, respectively.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

The Company is currently evaluating the potential effects from the enactment of the CARES Act in 2020.

Note G - Notes Payable

During 2019, a non related party loaned an aggregate $3,150 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2019 accrued interest amounted to $37.

Note H - Notes Payable to Stockholders

During 2018, the majority stockholder loaned an additional aggregate $500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

During 2019, the majority stockholder loaned an additional aggregate $9,800 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to the majority stockholder aggregating $11,384 and $8,458 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2019	2018

Notes payable	$75,469	$65,669
Accrued interest payable	11,384	8,458

Total due stockholders	$86,853	$74,127

Note J - Contingency

During 2015, the Company accepted an aggregate $7,500 in “stand still” payments from an unrelated third party.

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2019. The weighted average interest rate on these borrowings is approximately 27%. The unused credit limit on cash advances totaled approximately $ 8,380.

Note K – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2019. The weighted average interest rate on these borrowings is approximately 17%. The unused credit limit on cash advances totaled approximately $13,650. During the year ended December 31, 2019 the Company recorded interest expense of should be $3,488 on these advances.

Note L - Subsequent Events

Management has evaluated all activity of the Company through May 14, 2020 the issue date of the financial statements for disclosure purposes. The Company borrowed $4,600 from the majority shareholder during the period from January 1, 2020 through April 17, 2020.

On March 11, 2020, the World Health Organization declared the new strain of the coronavirus (COVID-19) a global pandemic. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. While this uncertain matter may negatively impact the results of operations, cash flows and financial position of the Company in the future, the related financial impact cannot be reasonably estimated at this time.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is intended to bring relief to certain industries and many businesses by providing much-needed liquidity in this time of uncertainty. State and local governments may pass similar tax legislation. An entity that plans to take advantage of active measures taken by the government to provide financial assistance in the form of grants, loans, or subsidies should include the expected effects of these actions in its mitigating plans.

