Form 10-K/A
Renewable Energy Acquisition Corp.
filed 2020-05-20
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2019, filed with the Securities and Exchange Commission on May 14, 2020 (the "Form 10-K"), is solely to include the following information:

1) The following two paragraphs, inserted at the end of Item 1 – Business, General:

On March 27, 2020, the Company filed a Current Report on Form 8-K seeking relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company is relied on the Order to receive an additional 45 days to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”). The 10-K would have been due on March 30, 2020.

The Company is dependent on its sole officer/director and primary shareholder to fund the reporting and other expenses of the Company. Circumstances created by the COVID-19 outbreak adversely impacted this individual’s ability to advance funds to the company, and the company did not have the resources to pay its auditors to undertake the audit procedures necessary to file the 10-K in time to file timely.

2) A Table of Contents, inserted after the signature page as page F-1.

3) The Report of Independent Registered Accounting Firm, inserted as page F-2.

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

On March 27, 2020, the Company filed a Current Report on Form 8-K seeking relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company is relied on the Order to receive an additional 45 days to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K”). The 10-K would have been due on March 30, 2020.

The Company is dependent on its sole officer/director and primary shareholder to fund the reporting and other expenses of the Company. Circumstances created by the COVID-19 outbreak adversely impacted this individual’s ability to advance funds to the company, and the company did not have the resources to pay its auditors to undertake the audit procedures necessary to file the 10-K in time to file timely.

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

Renewable Energy Acquisition Corp.
Dated: May 20, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: May 20, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

www.rrbb.com

ROSENBERG RICH BAKER BERMAN & COMPANY

265 Davidson Avenue, Suite 210 • Somerset, NJ 08873-4120 • phone 908-231-1000 • fax 908-231-6894

111 Dunnell Road, Suite 100 • Maplewood, NJ 07040 • phone 973-763-6363 • fax 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Renewable Energy Acquisition Corp.

Plymouth, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp, (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two- year period ended December 3 1,2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

May 13, 2020

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • CENTER FOR AUDIT QUALITY • PRIVATE COMPANIES PRACTICE SECTION • PRIME GLOBAL • REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

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