Form 10-Q
period 2020-06-29
Renewable Energy Acquisition Corp.
filed 2020-06-30
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 29, 2020, 700,000 shares of common stock, par value $0.0001, were outstanding.

On May 12, 2020, the Company filed a Current Report on Form 8-K seeking relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88465 (the “Order”). By filing the Current Report on Form 8-K, the Company has relied on the Order to receive an additional 45 days to file its Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “10-Q”). The 10-Q would have been due on May 14, 2020.

The Company is dependent on its sole officer/director and primary shareholder to fund the reporting and other expenses of the Company. Circumstances created by the COVID-19 outbreak adversely impacted this individual’s ability to advance funds to the Company, and the Company did not have the resources necessary to complete and file the 10-Q timely.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2020

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2020 and December 31, 2019

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$102	$29
Total Current Assets	$102	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$36,745	$38,169
Short-term advances	12,000	12,000
Notes payable to stockholders	78,969	75,469
Notes payable	3,150	3,150
Accrued interest payable - stockholders	12,228	11,384
Accrued interest payable - other	84	37

Total Current Liabilities	143,176	140,209

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(206,730)	(203,836)

Total Stockholders' Deficit	(143,074)	(140,180)

Total Liabilities and Stockholders’ Deficit	$102	$29

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations (Unaudited)

Three Months March 31, 2020 and 2019

	For the Three Months Ended March 31,
	2020	2019

Revenues	$-	$-

Operating expenses
Professional fees	-	5,100
Other expenses	1,232	271

Total operating expenses	1,232	5,371

Loss from operations	(1,232)	(5,371)

Other income (expense)

Other income / (expenses):
Interest expense	(818)	(393)
Interest expense - related party	(844)	(808)
Total other income / (expenses):	(1,662)	(1,201)

Loss before provision for income taxes	(2,894)	(6,572)

Provision for income taxes	-	-

Net loss	$(2,894)	$(6,572)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statement of Changes in Stockholders’ Deficit (Unaudited)

Three Months March 31, 2020 and 2019

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)
Net loss	-	-	-	(6,572)	(6,572)
Balance at March 31, 2019	700,000	$70	$63,586	$(184,640)	$(120,984)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2019	700,000	70	63,586	(203,836)	$(140,180)
Net loss	-	-	-	(2,894)	(2,894)
Balance at March 31, 2020	700,000	$70	$63,586	$(206,730)	$(143,074)

Renewable Energy Acquisition Corp.

Statements of Cash Flows (Unaudited)

Three Months March 31, 2020 and 2019

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,894)	$(6,572)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in
Prepaid expenses	-	1,688
Accounts payable - trade	(1,424)	3,715
Accrued interest payable	891	808

Net cash used in operating activities	(3,427)	(361)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	3,500	-

Net cash provided by financing activities	3,500	-

Decrease in cash and cash equivalents	73	(361)

Cash and cash equivalents at beginning of period	29	1,663

Cash and cash equivalents at end of period	$102	$1,302

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$771	$-
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three- month period ended March 31, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, management has determined there is substantial doubt about our ability to continue as a going concern exists from the twelve months following the issuance of these financial statements.

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

For the three months ended March 31, 2020 and 2019, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current presentation, specifically the effects of prior year interest expense classification on short term advances.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Subsequent Events

Management has evaluated all activity of the Company through June 29, 2020 the issue date of the financial statements for disclosure purposes.

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

Note G - Notes Payable

During 2019, a non related party loaned an aggregate $3,150 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2020 and December 31, 2019 accrued interest amounted to $84 and $37, respectively.

Note H - Notes Payable to Stockholders

During 2019, the majority stockholder loaned an additional aggregate $9,800 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $3,500 from the majority shareholder during the three months ended March 31, 2020.

The Company has accrued interest payable to the majority stockholder aggregating $12,228 and $11,384 as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2020	2019

Notes payable	$78,969	$75,469
Accrued interest payable	12,228	11,384

Total due stockholders	$91,197	$86,853

Note J - Contingencies

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

Note K – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2019. The weighted average interest rate on these borrowings is approximately 27%. The unused credit limit on cash advances totaled approximately $8,400. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $818 and $393, respectively on these advances.

Note L - Subsequent Events

Management has evaluated all activity of the Company through June 29, 2020 the issue date of the financial statements for disclosure purposes. The Company borrowed $3,150 from the majority shareholder during the period from April 1, 2020 through June 27, 2020.

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

On May 12, 2020, the Company filed a Current Report on Form 8-K seeking relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88465 (the “Order”). By filing the Current Report on Form 8-K, the Company has relied on the Order to receive an additional 45 days to file its Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “10-Q”). The 10-Q would have been due on May 14, 2020.

The Company is dependent on its sole officer/director and primary shareholder to fund the reporting and other expenses of the Company. Circumstances created by the COVID-19 outbreak adversely impacted this individual’s ability to advance funds to the company, and the company did not have the resources necessary to complete and file the 10-Q timely.

(3)	Results of Operations

The Company had no revenue for the three month period ended March 31, 2020 and 2019, respectively.

Operating expenses of $1,232, and $5,371 for the three month period ended March 31, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease was related to reduced professional fees as the Company filed and extension for its annual report on form 10-K. The Company will incur profession fees for the filing of its annual report on form 10-K during the quarter ended June 30, 2020.

Other expenses of $1,662 and  $1,201 for the three month period ended March 31, 2020 and 2019, respectively, were due to interest expenses on related party note payables and short term advances.

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

Loss per share for the three month periods ended March 31, 2020 and 2019 were $(0.00), and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At March 31, 2020 and December 31, 2019, the Company had working capital deficits of $143,074 and $140,180 respectively, including notes payable to stockholders of $78,969 and $75,469, respectively  in each respective period.

During the three months ended March 31, 2020 and 2019, the Company used cash in operating activities of $3,427 and $361, respectively. The cash used in operating activities during the three months ended March 31, 2020 and 2019, were primarily related to the payment of the operating expenses of the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2020 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	June 29, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

