Form 10-Q
period 2020-06-30
Renewable Energy Acquisition Corp.
filed 2020-08-14
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2020, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2020

Renewable Energy Acquisition Corp.

Condensed Balance Sheets

June 30, 2020 and December 31, 2019

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$7,538	$29
Total Current Assets	$7,538	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$44,910	$38,169
Short-term advances	12,000	12,000
Notes payable to stockholders	82,119	75,469
Notes payable	10,650	3,150
Accrued interest payable - stockholders	13,120	11,384
Accrued interest payable - other	132	37

Total Current Liabilities	162,931	140,209

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(219,049)	(203,836)

Total Stockholders' Deficit	(155,393)	(140,180)

Total Liabilities and Stockholders’ Deficit	$7,538	$29

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Condensed Statements of Operations (Unaudited)

Three and Six Months June 30, 2020 and 2019

	For the three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,750	8,106	8,750	13,206
Other expenses	1,961	1,572	3,193	1,843

Total operating expenses	10,711	9,678	11,943	15,049

Loss from operations	(10,711)	(9,678)	(11,943)	(15,049)

Other income (expense)

Other income / (expenses):
Interest expense	(717)	(739)	(1,535)	(1,132)
Interest expense - related party	(891)	(831)	(1,735)	(1,639)
Total other income / (expenses):	(1,608)	(1,570)	(3,270)	(2,771)

Loss before provision for income taxes	(12,319)	(11,248)	(15,213)	(17,820)

Provision for income taxes	-	-	-	-

Net loss	$(12,319)	$(11,248)	$(15,213)	$(17,820)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

 Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)

Three and Six Months June 30, 2020 and 2019

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of March 31, 2019	700,000	$70	$63,586	$(184,640)	$(120,984)

Contributed capital from non-interest bearing notes payable to stockholders	-	-		-	-

Net loss	-	-	-	(11,248)	(11,248)

Balance at June 30, 2019	700,000	$70	$63,586	$(195,888)	$(132,232)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of March 31, 2020	700,000	70	63,586	(206,730)	$(143,074)

Net loss	-	-	-	(12,319)	(12,319)

Balance at June 30, 2020	700,000	$70	$63,586	$(219,049)	$(155,393)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(17,820)	(17,820)

Balance at June 30, 2019	700,000	$70	$63,586	$(195,888)	$(132,232)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2019	700,000	70	63,586	(203,836)	$(140,180)

Net loss	-	-	-	(15,213)	(15,213)

Balance at June 30, 2020	700,000	$70	$63,586	$(219,049)	$(155,393)

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(15,213)	$(17,820)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in
Prepaid expenses	-	1,688
Accounts payable - trade	6,741	8,650
Accrued interest payable	1,831	1,639

Net cash used in operating activities	(6,641)	(5,843)

Cash Flows from Financing Activities
Cash received from notes payable	7,500	-
Cash received from notes payable to stockholders	6,650	5,000

Net cash provided by financing activities	14,150	5,000

Increase in cash and cash equivalents	7,509	(843)

Cash and cash equivalents at beginning of period	29	1,663

Cash and cash equivalents at end of period	$7,538	$820

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,439	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy Acquisition Corp.

Notes to Financial Statements

(Unaudited)

Note A - Background and Description of Business

Renewable Energy Acquisition Corp. (the “Company”) was incorporated on June 21, 2007 under the laws of the State of Nevada.

The Company was formed as a blank check company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures. To date, the Company’s efforts have been limited to organizational activities and the investigation of various potential business transactions, none of which has yet led to a definitive agreement.

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month periods ended June 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Note C - Going Concern Uncertainty

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures. To date, the Company’s efforts have been limited to organizational activities and the investigation of various potential business transactions, none of which has yet led to a definitive agreement. There is no assurance that the Company will be able to be successful in the implementation of this business plan.

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

For the three and six months ended June 30, 2020 and 2019, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Subsequent Events

Management has evaluated all activity of the Company through August 12, 2020 the issue date of the financial statements for disclosure purposes.

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

Note G - Notes Payable

During 2019, a third party loaned $3,150 in cash to the Company to support operations. During the six months ended June 30, 2020, the third party loaned an additional $7,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2020 and December 31, 2019 accrued interest amounted to $132 and $37, respectively.

Note H - Notes Payable to Stockholders

During 2019, the majority stockholder loaned an additional aggregate $9,800 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $6,650 from the majority shareholder during the six months ended June 30, 2020.

The Company has accrued interest payable to the majority stockholder aggregating $13,120 and $11,384 as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2020	2019

Notes payable	$82,119	$75,469
Accrued interest payable	13,120	11,384

Total due stockholders	$95,239	$86,853

Note J - Contingencies

During 2015, the Company accepted an aggregate $7,500 in “stand still” payments from an unrelated third party.  The stand still agreement to which the payments pertained expired, no further agreement was reached, and the company has no contingent obligations relating thereto.

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

Note K – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2019. The weighted average interest rate on these borrowings is approximately16%. The unused credit limit on cash advances totaled approximately $0.00. During the three and six months ended June 30, 2020 and 2019, the Company recorded interest expense of $668, $1,439, $739 and $1,132 respectively on these advances.

Note L - Subsequent Events

Management has evaluated all activity of the Company through August 12, 2020 the issue date of the financial statements for disclosure purposes.

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

Renewable Energy Acquisition Corp. (the “Company”) was incorporated on June 21, 2007 under the laws of the State of Nevada.

The Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the renewable energy or the environmental industry and their related infrastructures. To date, our efforts have been limited to organizational activities and the investigation of various potential business transactions, none of which has yet led to a definitive agreement.

(3)	Results of Operations

The Company had no revenue for the three month period ended June 30, 2020 and 2019, respectively.

Operating expenses of $10,711, and $9,678 for the three month periods ended June 30, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to increased fees for the Company’s 2019 audit.

Other expenses of $1,608 and $1,570 for the three month periods ended June 30, 2020 and 2019, respectively, were due to interest expenses on related party note payables and short term advances.

The Company had no revenue for the six month period ended June 30, 2020 and 2019, respectively.

Operating expenses of $11,943, and $15,049 for the six month periods ended June 30, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease resulted from decreases in the overall accounting, advisory and tax service costs incurred.

Other expenses of $3,270 and $2,771 for the six-month periods ended June 30, 2020 and 2019, respectively, were due to interest expenses on related party note payables and short term advances.

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

Loss per share for the three and six month periods ended June 30, 2020 and 2019 were $(0.02), $(0.02), $(0.02) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

(4)	Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. We file reports with the Securities and Exchange Commission as a result of registering our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the consummation of a business transaction with an operating company, the surviving company resulting from the transaction will continue to be subject to the reporting requirements of the Exchange Act. Although an operating company may choose to effectuate a business combination with a company that is trading on the OTC Bulletin Board in order to become public, the terms of such a transaction to the operating company may not be as favorable as those available from us as a non-trading reporting company. Therefore, we believe that we may be attractive to a private operating company seeking to become public.

We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business transaction with an operating business in either the renewable energy or the environmental industries and their related infrastructures. Nevertheless, we are not restricted from pursuing an opportunity in any industry at the discretion of the board of directors. The renewable energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy through the utilization of renewable fuel sources such as, but not limited to, geothermal, biofuels, synfuels, wind, ocean waves, "clean coal," and waste stream pyrolysis; and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas.

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

At June 30, 2020 and December 31, 2019, the Company had working capital deficits of $155,393 and $140,180 respectively, including notes payable to stockholders of $82,119 and $75,469, respectively in each respective period.

During the six months ended June 30, 2020 and 2019, the Company used cash in operating activities of $6,641 and $5,843, respectively. The cash used in operating activities during the six months ended June 30, 2020 and 2019, were primarily related to the payment of the operating expenses of the Company.

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

The Company's need for working capital may change dramatically as a result of any business acquisition, asset acquisition, or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2020 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 14, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

