Form 10-Q
period 2020-11-16
Renewable Energy Acquisition Corp.
filed 2020-11-16
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

2694 Blackwater Rd NW, Longville, MN 56655

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 16, 2020, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2020

Renewable Energy Acquisition Corp.

Condensed Balance Sheets

September 30, 2020 and December 31, 2019

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$2,832	$29
Total Current Assets	$2,832	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$44,136	$38,169
Short-term advances	12,000	12,000
Notes payable to stockholders	83,619	75,469
Notes payable	15,650	3,150
Accrued interest payable - stockholders	14,047	11,384
Accrued interest payable - other	320	37

Total Current Liabilities	169,772	140,209

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(230,596)	(203,836)

Total Stockholders' Deficit	(166,940)	(140,180)

Total Liabilities and Stockholders’ Deficit	$2,832	$29

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Condensed Statements of Operations (Unaudited)

Three and Nine Months September 30, 2020 and 2019

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	6,000	2,950	14,750	16,156
Other expenses	3,783	1,036	6,977	2,742

Total operating expenses	9,783	3,986	21,727	18,898

Loss from operations	(9,783)	(3,986)	(21,727)	(18,898)

Other income (expenses)

Other income / (expenses):
Interest expense	(836)	(842)	(2,370)	(2,111)
Interest expense - related party	(928)	(888)	(2,663)	(2,527)

Total other income / (expenses):	(1,764)	(1,730)	(5,033)	(4,638)

Loss before provision for income taxes	(11,547)	(5,716)	(26,760)	(23,536)

Provision for income taxes	-	-	-	-

Net loss	$(11,547)	$(5,716)	$(26,760)	$(23,536)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)

Three and Nine Months September 30, 2020 and 2019

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of June 30, 2019	700,000	$70	$63,586	$(195,888)	$(132,232)

Contributed capital from non-interest bearing notes payable to stockholders	-	-		-	-

Net loss	-	-	-	(5,716)	(5,716)

Balance at September 30, 2019	700,000	$70	$63,586	$(201,604)	$(137,948)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of June 30, 2020	700,000	70	63,586	(219,049)	$(155,393)

Net loss	-	-	-	(11,547)	(11,547)

Balance at September 30, 2020	700,000	$70	$63,586	$(230,596)	$(166,940)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(23,536)	(23,536)

Balance at September 30, 2019	700,000	$70	$63,586	$(201,604)	$(137,948)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2019	700,000	70	63,586	(203,836)	$(140,180)

Net loss	-	-	-	(26,760)	(26,760)

Balance at September 30. 2020	700,000	$70	$63,586	$(230,596)	$(166,940)

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(26,760)	$(23,536)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in
Prepaid expenses	-	1,688
Accounts payable - trade	5,968	10,658
Accrued interest payable	2,945	2,527

Net cash used in operating activities	(17,847)	(8,663)

Cash Flows from Financing Activities
Cash received from notes payable	12,500	-
Cash received from notes payable to stockholders	8,150	7,000

Net cash provided by financing activities	20,650	7,000

Decrease in cash and cash equivalents	2,803	(1,663)

Cash and cash equivalents at beginning of period	29	1,663

Cash and cash equivalents at end of period	$2,832	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$2,087	$-
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine month periods ended September 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

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

For the three and nine months ended September 30, 2020 and 2019, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Subsequent Events

Management has evaluated all activity of the Company through November 16, 2020 the issue date of the financial statements for disclosure purposes.

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

Note G - Notes Payable

During 2019, a third party loaned $3,150 in cash to the Company to support operations. During the nine months ended September 30, 2020, the third party loaned an additional $12,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2020 and December 31, 2019 accrued interest amounted to $320 and $37, respectively.

Note H - Notes Payable to Stockholders

During 2019, the majority stockholder loaned an additional aggregate $9,800 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $8,150 from the majority shareholder during the nine months ended September 30, 2020.

The Company has accrued interest payable to the majority stockholder aggregating $14,047 and $11,384 as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2020	2019

Notes payable	$83,619	$75,469
Accrued interest payable	14,047	11,384

Total due stockholders	$97,666	$86,853

Note J - Contingencies

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

Note K – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2019. The weighted average interest rate on these borrowings is approximately16%. The unused credit limit on cash advances totaled approximately $0.00. During the three and nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $648, $2,087, $842 and $2,111 respectively on these advances.

Note L - Subsequent Events

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP may extend the Agreement by paying an additional $5,000 standstill fee on the first of each successive month.

Management has evaluated all activity of the Company through November 16, 2020 the issue date of the financial statements for disclosure purposes.

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

The Company had no revenue for the three month period ended September 30, 2020 and 2019, respectively.

Operating expenses of $9,783, and $3,986 for the three month periods ended September 30, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to increased fees for the Company’s 2019 audit.

Other expenses of $1,764 and $1,730 for the three month periods ended September 30, 2020 and 2019, respectively, were due to interest expenses on related party note payables and short term advances.

The Company had no revenue for the nine month period ended September 30, 2020 and 2019, respectively.

Operating expenses of $21,727, and $18,898 for the nine month periods ended September 30, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease resulted from decreases in the overall accounting, advisory and tax service costs incurred.

Other expenses of $5,033 and $4,638 for the nine month periods ended September 30, 2020 and 2019, respectively, were due to interest expenses on related party note payables and short term advances.

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

Loss per share for the three and nine month periods ended September 30, 2020 and 2019 were $(0.02), $(0.01), $(0.04) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

At September 30, 2020 and December 31, 2019, the Company had working capital deficits of $166,940 and $140,180 respectively, including notes payable to stockholders of $83,619 and $75,469, respectively in each respective period.

During the nine months ended September 30, 2020 and 2019, the Company used cash in operating activities of $17,847 and $8,663, respectively. The cash used in operating activities during the nine months ended September 30, 2020 and 2019, were primarily related to the payment of the operating expenses of the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	November 16, 2020	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

