Form 10-K
period 2020-12-31
Renewable Energy Acquisition Corp.
filed 2021-03-31
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53900

Renewable Energy Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

2694 Blackwater Rd. NW, Longville, MN 56655

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided by pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of March 31, 2021, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2020

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

We are focused on acquiring a business in one or more of the renewable energy, energy conservation, energy efficiency, or the environmental industries. We have considered a number of specific business combinations but none has reached the point of entering into a binding agreement. We have been approached by candidates (or representative of any candidates) with respect to possible acquisition transactions with our company, but, again, no binding agreements have been entered into with any candidates. We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.  As of March 31 2021 a definitive agreement has not consummated.

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

We believe that business opportunities may come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. Discussions have been held from time to time with potential business combination candidates, and the Company has been paid standstill fees in connection with Letters of Intent that were entered into regarding potential business combinations. However, as of this date, no Letter of Intent has resulted in any definitive agreement being entered into with any party. We have flexibility in seeking, analyzing and participating in potential business opportunities. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 2694 Blackwater Rd. NW, Longville, MN 56655. The Company’s telephone number there is (952) 541-1155. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as it is the primary residence of the Company’s executive officer and director.

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

Holders

As of March 31, 2021, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.

Results of Operations

The Company had no revenue for the years ended December 31, 2020 and 2019, respectively.

Operating expenses of $18,303, and $22,033 for the years ended December 31, 2020 and 2019, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. For the year ended December 31, 2020 the Company received and recorded $10,000 as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business.

Other expenses of $6,845 and $3,735 for the years ended December 31, 2020 and 2019, respectively, were due to interest expense on related party note payables and short-term advances.

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

Loss per share for the years ended December 31, 2020 and 2019 were $(0.04), and $(0.04), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Plan of Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2020 was $13,489 that primarily reflects our net loss of $25,148, change in accounts payable of $7,536, and change in interest payable of $4,123, compared to $9,584 for the year ended December 31, 2019, that mainly reflects our net loss of $25,768, change in accounts payable of $11,533, and change in interest payable of $2,963.

Our cash provided by financing activities for the year ended December 31, 2020 was $20,650, compared to $7,950 for the year ended December 31, 2019. For the year ended December 31, 2020, the Company and received proceeds from notes payable from a stockholder of $8,150 as well as notes payable of $12,500 compared to repayment of short-term advances of $5,000 which were off by notes payable of $3,150 and cash received from notes payable to stockholders of $9,800 for the year ended December 31, 2019.

At December 31, 2020 and 2019, the Company had working capital deficit of approximately $(165,000) and $(140,000), respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2020 and 2019, notes payable of $15,650 and $3,150 at December 31, 2020 and 2019, respectively, and stockholder debt of approximately $83,619 and $75,469, respectively, at December 31, 2020 and 2019.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates it cash requirement for the next 12 months to be approximately $30,000.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2020 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	71	President, Chief Executive Officer
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2020, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2020	$-0-	$-0-
Principal Executive Officer	2019	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 31, 2021, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2020, Craig Laughlin, an officer and director, advanced to us $8,150 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2019 was $8. These loans are due upon demand and bear interest at 6.0% per annum.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2019 and December 31, 2020, the audit was performed by Rosenberg Rich Baker Berman, P.A. (“RRBB”). Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2020 and 2019, were as follows:

	RRBB	RRBB
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
1. Audit fees	$11,700	$4,250
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$11,700	$4,250

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

Renewable Energy Acquisition Corp.
Dated: March 31, 2021	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 31, 2021	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Renewable Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp, (the Company) as of December 31, 2020 and 2019, and the related statements of comprehensive income, stockholders’ equity, and cash Hows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

To the Board of Directors and

Stockholders of Renewable Energy Acquisition Corp.

March 31, 2021

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey

March 31, 2021

Renewable Energy Acquisition Corp.

Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$7,190	$29
Total Current Assets	$7,190	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$45,705	$38,169
Short-term advances	12,000	12,000
Notes payable to stockholders	83,619	75,469
Notes payable	15,650	3,150
Accrued interest payable - stockholders	14,992	11,384
Accrued interest payable - other	552	37

Total Current Liabilities	172,518	140,209

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(228,984)	(203,836)

Total Stockholders' Deficit	(165,328)	(140,180)

Total Liabilities and Stockholders’ Deficit	$7,190	$29

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations

For the Years Ended December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

Revenues	$-	$-

Operating expenses
Professional fees	19,250	15,340
Other expenses	9,053	6,693
Income-Standstill Payments	(10,000)	-

Total operating expenses	18,303	22,033

Loss from operations	(18,303)	(22,033)

Other income (expense)

Other income / (expenses):
Gain on vendor settlement	-	2,500
Interest expense	(3,243)	(3,485)
Interest expense - related party	(3,602)	(2,750)
Total other income / (expenses):	(6,845)	(3,735)

Loss before provision for income taxes	(25,148)	(25,768)

Provision for income taxes	-	-

Net loss	$(25,148)	$(25,768)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.04)	$(0.04)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2018	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(25,768)	(25,768)

Balance at December 31, 2019	700,000	$70	$63,586	$(203,836)	$(140,180)

Net loss	-	-	-	(25,148)	(25,148)

Balance at December 31, 2020	700,000	$70	$63,586	$(228,984)	$(165,328)

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(25,148)	$(25,768)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) Decrease in
Prepaid expenses	-	1,688
Increase (Decrease) in
Accounts payable - trade	7,536	11,533
Accrued interest payable	4,123	2,963

Net cash used in operating activities	(13,489)	(9,584)

Cash Flows from Financing Activities
Repayment of short-term advances	-	(5,000)
Cash received from notes payable	12,500	3,150
Cash received from notes payable to stockholders	8,150	9,800

Net cash provided by financing activities	20,650	7,950

Decrease in cash and cash equivalents	7,161	(1,634)

Cash and cash equivalents at beginning of period	29	1,663

Cash and cash equivalents at end of period	$7,190	$29

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$2,722	$3,272
Income taxes paid during the period	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2020 and 2019, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the years ended December 31, 2020 and 2019, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses, short term advances and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note F - Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2020 and 2019, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2020, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $203,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2020 and 2019, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Statutory rate applied to loss before income taxes	$(4,709)	$(4,826)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	4,709	4,826

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2020 and 2019, respectively, relate solely to the Company’s net operating loss carryforward(s) and non-deductible interest expense. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$42,700_	$37,991
Less valuation allowance	(42,700)	(37,991)

Net Deferred Tax Asset	$-	$-

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Net loss before taxes per financial statements	$(25,148)	$(25,768)
Temporary differences	2,725	2,787
Taxable amount	(22,423)	(22,981)
Income tax rate	21%	21%
Income tax benefit at statutory rate	(4,709)	(4,826)
Impact of change in tax rates	-	-
Change in valuation allowance	4,709	4,826
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2020 and 2019, the valuation allowance for the deferred tax asset changed by $4,709 and $4,826, respectively.

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

Note G - Notes Payable

During the year ended 2019, a third party loaned $3,150 in cash to the Company to support operations. During the year ended December 31, 2020, the third party loaned an additional $12,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2020 and December 31, 2019 accrued interest amounted to $552 and $37, respectively.

Note H - Notes Payable to Stockholders

During 2019, the majority stockholder loaned an additional aggregate $9,800 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $8,150 from the majority shareholder during the year ended December 31, 2020. The advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to the majority stockholder aggregating $14,992 and $11,384 as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020 and December 31, 2019, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2020	2019

Notes payable	$83,619	$75,469
Accrued interest payable	14,992	11,384

Total due stockholders	$98,611	$86,853

Note I - Contingencies

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

Note J – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2020 and 2019. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totaled approximately $0.00. During the year ended December 31, 2020 and 2019, the Company recorded interest expense of $2,725 and $3,488, respectively on these advances.

Note K – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party,  FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month.  For the year ended December 31, 2020 the Company received and recorded $10,000 as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business.

Note L - Subsequent Events

 Management has evaluated all activity of the Company through March 31, 2021, the issue date of the financial statements for disclosure purposes. The Company received an additional $9,000 in standstill fees from FIP during the period from January 1, 2021 through March 31, 2021, as of which date FIP is $6,000 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

