Form 10-Q
period 2021-03-31
Renewable Energy Acquisition Corp.
filed 2021-05-17
CIK 1418302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 17, 2021, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2021

Renewable Energy Acquisition Corp.

Balance Sheets

March 31, 2021 and December 31, 2020

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$9,978	$7,190
Other receivable	6,000	-
Total Current Assets	$15,978	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$51,651	$45,705
Short-term advances	12,000	12,000
Notes payable to stockholders	83,619	83,619
Notes payable	15,650	15,650
Accrued interest payable - stockholders	15,929	14,992
Accrued interest payable - other	787	552

Total Current Liabilities	179,636	172,518

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(227,314)	(228,984)

Total Stockholders' Deficit	(163,658)	(165,328)

Total Liabilities and Stockholders’ Deficit	$15,978	$7,190

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,
	2021	2020

Revenues	$-	$-

Operating expenses
Professional fees	9,439	-
Other expenses	2,086	1,232
Income-Standstill Payments	(15,000)	-

Total operating expenses	(3,475)	1,232

Income (loss) from operations	3,475	(1,232)

Other income (expense)

Other income / (expenses):
Interest expense	(868)	(818)
Interest expense - related party	(937)	(844)
Total other income / (expenses):	(1,805)	(1,662)

Income / (Loss) before provision for income taxes	1,670	(2,894)

Provision for income taxes	-	-

Net income / (loss)	$1,670	$(2,894)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$0.00	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)

For The Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional
			paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2019	700,000	$70	$63,586	$(178,068)	$(114,412)

Net loss	-	-	-	(2,894)	(2,894)

Balance at March 31, 2020	700,000	$70	$63,586	$(180,962)	$(117,306)

Balance as of December 31, 2020	700,000	$70	$63,586	$(228,984)	$(165,328)

Net income	-	-	-	1,670	1,670

Balance at March 31, 2021	700,000	$70	$63,586	$(227,314)	$(163,658)

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows (Unaudited)

For The Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income / (loss)	$1,670	$(2,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Increase) Decrease in
Other receivable	(6,000)	-
Increase (Decrease) in
Accounts payable – trade	5,946	(1,424)
Accrued interest payable	1,172	891

Net cash provided by (used in) operating activities	2,788	(3,427)

Cash Flows from Financing Activities
Cash received from notes payable to stockholders	-	3,500

Net cash provided by financing activities	-	3,500

Increase in cash and cash equivalents	2,788	73

Cash and cash equivalents at beginning of period	7,190	1,663

Cash and cash equivalents at end of period	$9,978	$1,736

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$633	$771
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three- month period ended March 31, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2021 and December 31, 2020, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three months ended March 31, 2021 and 2020, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, short term advances and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note F - Notes Payable

During the year ended December 31, 2020, the third party loaned an additional $12,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2021 and December 31, 2020,  accrued interest amounted to $787 and $552, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $8,150 from the majority shareholder during the year ended December 31, 2020. The advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to the majority stockholder aggregating $15,929 and $14,992 as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2021	2020

Notes payable	$83,619	$83,619
Accrued interest payable	15,929	14,992

Total due stockholders	$99,548	$98,611

Note H - Contingencies

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at March 31, 2021 and December 31, 2020. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totaled approximately $0.00. During three months ended March 31, 2021 and the three months ended March 31, 2020, the Company recorded interest expense of $632 and $771, respectively on these advances.

Note J – Standstill Agreement

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

Note K - Subsequent Events

Management has evaluated all activity of the Company through May 17, 2021, the issue date of the financial statements for disclosure purposes. The Company received an additional $3,000 in standstill fees from FIP during the period from March 31, through May 17, 2021.

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

The Company had no revenue for the three month period ended March 31, 2021 and 2020, respectively.

Operating expenses / (income) of $(3,475), and $1,232 for the three month periods ended March 31, 2021 and 2020 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to increased fees for the Company’s 2020 audit. The  Company recorded an additional $15,000 in standstill fees from FIP during the period from January 1, 2021 through March 31, 2021, as of which date FIP is $6,000 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

 Other expenses of $1,805 and $1,662 for the three month periods ended March 31, 2021 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

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

Loss per share for the three month periods ended March 31, 2021 and 2020 were $0.00, and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

(5)	Liquidity and Capital Resources

Our cash provided by operating activities for three months ended March 31, 2021 was $2,788 that primarily reflects our net income of $1,670, an increase in other receivables of $6,000, changes in accounts payable of $5,946, and change in interest payable of $1,172, compared to cash used in operation s of $(3,427) for the three months ended March 31, 2020, that mainly reflects our net loss of $2,894, change in accounts payable of $1,424, and change in interest payable of $891.

Our cash provided by financing activities for three months ended March 31, 2021 were $0 compared to $3,500 for the three months ended March 31, 2020 the Company and received proceeds from notes payable from a stockholder of $3,500.

At March 31, 2021 and December 31, 2020, the Company had working capital deficits of $163,658 and $165,328 respectively, including notes payable to stockholders of $83,619 and $83,619, respectively in each respective period.

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

Renewable Energy Acquisition Corp.

Dated:	May 17, 2021	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

