Form 10-Q
period 2021-06-30
Renewable Energy Acquisition Corp.
filed 2021-08-16
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August
16
, 2021, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2021

Renewable Energy Acquisition Corp.

Balance Sheets

June 30, 2021 and December 31, 2020

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$14	$7,190
Other receivable	18,000	-
Total Current Assets	$18,014	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$45,149	$45,705
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,619
Notes payable	15,650	15,650
Accrued interest payable - stockholders	16,941	14,992
Accrued interest payable - other	1,022	552

Total Current Liabilities	174,581	172,518

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(220,223)	(228,984)

Total Stockholders' Deficit	(156,567)	(165,328)

Total Liabilities and Stockholders’ Deficit	$18,014	$7,190

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Operations  (Unaudited)

For The Three and Six Months Ended June 30, 2021 and 2020

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	3,236	8,750	12,675	8,750
Other expenses	2,853	1,961	4,939	3,193
Income-Standstill Payments	(15,000)	-	(30,000)	-

Total operating expenses	(8,911)	10,711	(12,386)	11,943

Income (loss) from operations	8,911	(10,711)	12,386	(11,943)

Other income (expense)

Other expenses:
Interest expense	(880)	(717)	(1,748)	(1,535)
Interest expense - related party	(940)	(891)	(1,877)	(1,735)
Total other expenses:	(1,820)	(1,608)	(3,625)	(3,270)

Income / (Loss) before provision for income taxes	7,091	(12,319)	8,761	(15,213)

Provision for income taxes	-	-	-	-

Net income / (loss)	$7,091	$(12,319)	$8,761	$(15,213)

Earnings (loss) per share- basic and diluted	$0.01	$(0.02)	$0.01	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Condensed Statement
s
of Changes in Stockholders’ Deficit  (Unaudited)

For The Three and Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as March 31, 2020	700,000	$70	$63,586	$(206,730)	$(143,074)

Net loss	-	-	-	(12,319)	(12,319)

Balance at June 30, 2020	700,000	$70	$63,586	$(219,049)	$(155,393)

	Common Stock		paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as March 31, 2021	700,000	$70	$63,586	$(227,314)	$(163,658)

Net income	-	-	-	7,091	7,091

Balance at June 30, 2021	700,000	$70	$63,586	$(220,223)	$(156,567)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2019	700,000	70	63,586	(203,836)	$(140,180)

Net loss	-	-	-	(15,213)	(15,213)

Balance at June 30, 2020	700,000	$70	$63,586	$(219,049)	$(155,393)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2020	700,000	70	63,586	(228,984)	$(165,328)

Net income	-	-	-	8,761	8,761

Balance at June 30, 2021	700,000	$70	$63,586	$(220,223)	$(156,567)
The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.

Statements of Cash Flows (Unaudited)

For The Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income / (loss)	$8,761	$(15,213)
Adjustments to reconcile net income (loss) to net used in operating activities
(Increase) Decrease in
Other receivable	(18,000)	-
Increase (Decrease) in
Accounts payable - trade	(556)	6,741
Accrued interest payable	2,419	1,831

Net cash used in operating activities	(7,376)	(6,641)

Cash Flows from Financing Activities
Cash received from notes payable		7,500
Cash received from notes payable to stockholders	200	6,650

Net cash provided by financing activities	200	14,150

Increase (decrease) in cash and cash equivalents	(7,176)	7,509

Cash and cash equivalents at beginning of period	7,190	29

Cash and cash equivalents at end of period	$14	$7,538

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,206	$1,439
Income taxes paid during the period	$-	$-
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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month period ended June 30, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

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
 Taxe
s
The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2018.

Inco
me
 Taxe
s
 (
c
ontinued)
The Company uses the asset and liability method of accounting for income taxes. At June 30, 2021 and December 31, 2020, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

E
arnings (loss) per share

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

For the three and six months ended June 30, 2021 and 2020, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

During the year ended December 31, 2020, the third party loaned an additional $12,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2021 and December 31, 2020, accrued interest amounted to $1,022 and $552, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $8,150 from the majority shareholder during the year ended December 31, 2020. The advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $200 from the majority shareholder during the three
months ended June 30, 2021. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $16,941 and $14,992 as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2021	2020

Notes payable	$83,819	$83,619
Accrued interest payable	16,941	14,992

Total due stockholders	$100,760	$98,611

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at June 30, 2021 and December 31, 2020. The weighted average interest rate on these borrowings is approximately

15%. The unused credit limit on cash advances totaled approximately $0.00. During the
three and six months ended June 30, 2021 and the
three and
six months ended June 30, 2020, the Company recorded interest expense of $645, $1,278, $668 and $1,439, respectively on these advances.

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

Company received an additional $12,000 in standstill fees from FIP during the period from January 1, 2021 through June 30, 2021, as of which date FIP is $18,000 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Note K - Subsequent Events

Management has evaluated all activity of the Company through August 16, 2021, the issue date of the financial statements for disclosure purposes.

The Company received an additional $5,500 in standstill fees from FIP during the period from June 30, through August 16, 2021.

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

The Company had no revenue for the three month period ended June 30, 2021 and 2020, respectively.

Operating expenses / (income) of $(8,911), and $10,711 for the three month periods ended June 30, 2021 and 2020 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease was related to reduced professional fees.  The Company recorded an additional $15,000 in standstill fees from FIP during the period from April 1, 2021 through June 30, 2021, as of which date FIP is $18,000 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,820 and $1,608 for the three month periods ended June 30, 2021 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

The Company had no revenue for the six month period ended June 30, 2021 and 2020, respectively.

Operating expenses / (income) of $(12,386), and $11,943 for the six month periods ended June 30, 2021 and 2020 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to increased fees for the Company’s 2020 audit. The Company recorded an additional $30,000 in standstill fees from FIP during the period from January 1, 2021 through June 30, 2021, as of which date FIP is $18,000 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $3,625 and $3,270 for the six month periods ended June 30, 2021 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

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

Income / (Loss) per share for the three and six month periods ended June 30, 2021 and 2020 were $0.01, $(0.02), $0.01  and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash used in operating activities for six months ended June 30, 2021 was $7,376, which primarily reflects our net income of $8,761, an increase in other receivables of $18,000, changes in accounts payable of $556, and change in interest payable of $2,419, compared to cash used in operation s of $(6,641) for the six months ended June 30, 2020, which mainly reflects our net loss of $15,213, change in accounts payable of $6,741, and change in interest payable of $1,831.

Our cash provided by financing activities for six months ended June 30, 2021 was $200 compared to $14,150 for the six months ended June 30, 2020 the Company and received proceeds from notes payable from a stockholder of $6,650 and proceeds from notes payable of $7,500.

At June 30, 2021 and December 31, 2020, the Company had working capital deficits of $156,567 and $165,328 respectively, including notes payable to stockholders of $83,819 and $83,619, respectively in each respective period.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June  30, 2021 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 16, 2021	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

