Form 10-K
period 2021-12-31
Renewable Energy Acquisition Corp.
filed 2022-03-25
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number:
0-53900

Renewable Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

2694 Blackwater Rd. NW
, Longville, MN 56655
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
☐
 No
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes
☒
 No
☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of March
25
, 2022, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2021

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

PART I

Item 1 - Business

General

Renewable Energy Acquisition Corp. (hereinafter referred to as
"we"
,
"us"
,
"our"
, or the
"Company"
) was incorporated in the State of Nevada on June 21, 2007. Since inception, we have been engaged in organizational efforts, and have not generated any revenue to date. We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business in one or more of the renewable energy, energy conservation, energy efficiency, or the environmental industries and their related infrastructures.

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

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.  As of March
25,
2022 a definitive agreement has not consummated.

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

Where You Can Find Information

We are required to file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. The Company does not maintain an internet website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the reports filed by the Company. The address of that site is
http://www.sec.gov
\.

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

Holders

As of March 25, 2022, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Results of
Operations

The Company had no revenue for the years ended December 31, 2021 and 2020, respectively.

Operating expenses of $(3,071) and $18,303 for the years ended December 31, 2021 and 2020, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting
requirements of the Securities Exchange Act of 1934, as amended. For the year ended December 31, 2021 and December 31, 2020 the Company recorded $60,000 and $10,000, respectively, as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business. During the year ended December 31, 2021 the Company recorded a credit loss of $27,923 pertaining to amounts owed on the Income-Standstill.

Other expenses of $7,266 and $6,845 for the years ended December 31, 2021 and 2020, respectively, were due to interest expense on notes payable,
related party note payables and short-term advances.

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

Loss per share for the years ended December 31, 2021 and 2020 were $(0.01), and $(0.04), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Plan of
Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

Liquidity and
Capital Resources

Our cash used in operating activities for the year ended December 31, 2021 was $7,247 that primarily reflects our net loss of $3,565, an allowance for credit loss of $27,913,
change in accounts payable of ($2,628), and change in interest payable of $4,696, compared to $13,489 for the year ended December 31, 2020, that mainly reflects our net loss of $25,148, change in accounts payable of $7,536, and change in interest payable of $4,123.

Our cash provided by financing activities for the year ended December 31, 2021 was $200, compared to $20,650 for the year ended December 31, 2020. For the year ended December 31, 2021, the Company and received proceeds from notes payable from a stockholder of $200 compared to notes payable of $12,500 and cash received from notes payable to stockholders of $8,150 for the year ended December 31, 2020.

At December 31, 2021 and 2020, the Company had working capital deficit of approximately $(169,000) and $(165,000), respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2021 and 2020, notes payable of $15,650 and $15,650 at December 31, 2021 and 2020, respectively, and stockholder debt of $83,819 and $83,619, respectively, at December 31, 2021 and 2020.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates its cash requirement for the next 12 months to be approximately $30,000.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2021 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2021, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2021	$-0-	$-0-
Principal Executive Officer	2020	$-0-	$-0-

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

		Shares Beneficially Owned
Name and address	Number of Shares	Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
10935 57th Avenue No.
Plymouth, Minnesota 55442

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 25, 2022, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2021, Craig Laughlin, an officer and director, advanced to us $200 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2021 was $83,819. These loans are due upon demand and bear interest at 6.0% per annum.

During 2020, Craig Laughlin, an officer and director, advanced to us $8,150 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2019 was $83,619. These loans are due upon demand and bear interest at 6.0% per annum.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2020 and December 31, 2021, the audit was performed by Rosenberg Rich Baker Berman, P.A. (“RRBB”). Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2021 and 2020, were as follows:

	RRBB	RRBB
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
1. Audit fees	$13,000	$11,700
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$13,000	$11,700

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

Renewable Energy Acquisition Corp.
Dated: March 25, 2022	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 25, 2022	/s/ Craig S. Laughlin
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
973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Renewable Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (the Company) as of December 31, 2021 and 2020. and the related statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements arc the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

ROSENBERG RICH BAKER BERMAN & COMPANY

To the Board of Directors and
Stockholders of Renewable Energy Acquisition Corp.
March 25, 2022

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that arc material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey
March 25, 2022

Renewable Energy Acquisition Corp.
Balance Sheets
December 31, 2021 and December 31, 2020

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$143	$7,190
Other receivable, net of allowance for credit loss of $27,923	5,750	-
Total Current Assets	$5,893	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$43,077	$45,705
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,619
Notes payable	15,650	15,650
Accrued interest payable - stockholders	18,748	14,992
Accrued interest payable - other	1,492	552

Total Current Liabilities	174,786	172,518

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(232,549)	(228,984)

Total Stockholders' Deficit	(168,893)	(165,328)

Total Liabilities and Stockholders’ Deficit	$5,893	$7,190

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Operations
For The Years Ended December 31, 2021 and 2020

	2021	2020

Revenues	$-	$-

Operating expenses
Professional fees	19,350	19,250
Other expenses	9,026	9,053
Credit loss	27,923	-
Income-Standstill Payments	(60,000)	(10,000)

Total operating expenses	(3,701)	18,303

Income (loss) from operations	3,701	(18,303)

Other expenses:
Interest expense	(3,510)	(3,243)
Interest expense - related party	(3,756)	(3,602)
Total other expenses:	(7,266)	(6,845)

Loss before provision for income taxes	(3,565)	(25,148)

Provision for income taxes	-	-

Net loss	$(3,565)	$(25,148)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.04)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statement
s
of Changes in Stockholders’ Deficit
For The Years Ended December 31, 2021 and 2020

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2019	700,000	70	63,586	(203,836)	$(140,180)

Net loss	-	-	-	(25,148)	(25,148)

Balance as of December 31, 2020	700,000	70	63,586	(228,984)	$(165,328)

Net loss	-	-	-	(3,565)	(3,565)

Balance at December 31, 2021	700,000	$70	$63,586	$(232,549)	$(168,893)

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For The Years Ended December 31, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,565)	$(25,148)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for credit loss	27,923	-
Increase in
Other receivable	(33,673)	-
Increase (Decrease) in
Accounts payable and accrued expenses	(2,628)	7,536
Accrued interest payable	4,696	4,123

Net cash used in operating activities	(7,247)	(13,489)

Cash Flows from Financing Activities
Cash received from notes payable	-	12,500
Cash received from notes payable to stockholders	200	8,150

Net cash provided by financing activities	200	20,650

Increase (Decrease) in cash and cash equivalents	(7,047)	7,161

Cash and cash equivalents at beginning of period	7,190	29

Cash and cash equivalents at end of period	$143	$7,190

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$2,570	$2,722
Income taxes paid during the period	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2021 and December 31, 2020, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the years ended December 31, 2021 and 2020, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Company
has determined
that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Note F - Notes Payable

During the year ended December 31, 2020, a third party loaned an additional $12,500 in cash to the Company to support operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2021 and December 31, 2020, accrued interest amounted to $1,492 and $552, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $8,150 from the majority shareholder during the year ended December 31, 2020. The advances are due upon demand and bear interest at 6.0% per annum.

The Company borrowed $200 from the majority shareholder during year ended December 31, 2021. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $18,748 and $14,992 as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021 and December 31, 2020, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2021	2020

Notes payable	$83,819	$83,619
Accrued interest payable	18,748	14,992

Total due stockholders	$102,567	$98,611

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at
December 31
, 2021 and December 31, 2020. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0. During the years ended December 31, 2021 and December 31, 2020, the Company recorded interest expense of $2,565 and $2,725, respectively on these advances.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is
cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month. For the year
s
ended December 31,
2021 and 2020,
the Company
r
ecognized $60,000 and
 $10,000
,
respectively,
as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business.

Company received an additional $26,327 in standstill fees from FIP during the period from January 1, 2021 through December 31, 2021, as of which date FIP is $33,673 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement. During the year ended December 31, 2021 the Company recorded a allowance for credit loss
of $27,923.

Note K – Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2021 and 2020 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	209
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2021, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $203,000. The amount and availability of any net operating loss carryforward(s) will be subject to the
l
imitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2021 and 2020 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Statutory rate applied to loss before income taxes	$40	$(4,709)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	(40)	4,709

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2021 and 2020, respectively, relate solely to the Company’s net operating loss carryforward(s) and non-deductible interest expense. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$42,666	$42,700
Less valuation allowance	(42,666)	(42,700)

Net Deferred Tax Asset	$-	$-

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Net loss before taxes per financial statements	$(3,565)	$(25,148)
Temporary differences	3,756	2,725
Taxable amount	191	(22,423)
Income tax rate	21%	21%
Income tax expense ( benefit ) at statutory rate	40	(4,709)
Change in valuation allowance	(40)	4,709
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2021 and 2020, the valuation allowance for the deferred tax asset changed by $(40) and $4,709, respectively

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between
2018
and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as
originally enacted by the 2017 Tax
Act.

Note L - Subsequent Events

Management has evaluated all activity of the Company through
March
25
, 2022
 the issue date of the financial statements for disclosure purposes.

The Company received an additional $6,955 in standstill fees from FIP during the period from Jan 1, 202
2
through
March
25
, 2022
.

