Form 10-Q
period 2022-03-31
Renewable Energy Acquisition Corp.
filed 2022-05-16
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 16 __, 2022, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2022

Renewable Energy Acquisition Corp.
Balance Sheets
March 31, 2022 and December 31, 2021

	( Un audited) March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$160	$143
Other receivable, net of allowance for credit loss of $27,923	13,795	5,750
Total Current Assets	$13,955	$5,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$48,259	$43,077
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	19,770	18,748
Accrued interest payable - other	1,727	1,492

Total Current Liabilities	181,225	174,786

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(230,926)	(232,549)

Total Stockholders' Deficit	(167,270)	(168,893)

Total Liabilities and Stockholders’ Deficit	$13,955	$5,893

The accompanying notes are an integral part of these
conden
sed
financial statements

Renewable Energy Acquisition Corp.
Statements of Operations

(Unaudited)
For The Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Operating expenses
Professional fees	10,114	9,439
Other expenses	1,292	2,086
Income-Standstill Payments	(15,000)	(15,000)

Total operating expenses	(3,594)	(3,475)

Income from operations	3,594	3,475

Other expenses:
Interest expense	(949)	(868)
Interest expense - related party	(1,022)	(937)
Total other expenses:	(1,971)	(1,805)

Income before provision for income taxes	1,623	1,670

Provision for income taxes	-	-

Net income	$1,623	$1,670

Net loss per weighted-average share of common stock outstanding - basic and diluted	$0.00	$0.00

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these
condensed
financial statements

Renewable Energy Acquisition Corp.
Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as December 31, 2020	700,000	$70	$63,586	$(228,984)	$(165,328)

Net income	-	-	-	1,670	1,670

Balance at March 31, 2021	700,000	$70	$63,586	$(227,314)	$(163,658)
	Common Stock
	Shares	Amount	paid in capital	Accumulated deficit	Total

Balance as December 31, 2021	700,000	$70	$63,586	$(232,549)	$(168,893)

Net income	-	-	-	1,623	1,623

Balance at March 31, 2022	700,000	$70	$63,586	$(230,926)	$(167,270)

The accompanying notes are an integral part of these
condensed
financial statements

Renewable Energy Acquisition Corp.
Statements of Cash Flows (Unaudited)
For The Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$1,623	$1,670
Adjustments to reconcile net income to net cash provided by operating activities
Allowance for doubtful accounts	-
Increase in o ther receivable	(8,045)	(6,000)
Increase in
Accounts payable - trade	5,182	5,946
Accrued interest payable	1,257	1,172

Net cash provided by (used in) operating activities	17	2,788

Increase in cash and cash equivalents	17	2,788

Cash and cash equivalents at beginning of period	143	7,190

Cash and cash equivalents at end of period	$160	$9,978

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$714	$633
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three- month period ended March 31, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2022 and December 31, 2021, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three months ended March 31, 2022 and 2021 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2022 and December 31, 2021, accrued interest amounted to $1,727 and $1,492, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $200 from the majority shareholder during year ended December 31, 2021. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $19,770 and $18,748 as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2022	2021

Notes payable	$83,819	$83,819
Accrued interest payable	19,770	18,748

Total due stockholders	$103,589	$102,567

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at March 31, 202
2
and December 31, 2021. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three months ended March 31, 2022 and March 31,  2021, the Company recorded interest expense of $634 and $633 respectively on these advances.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month.  For the three months ended March 31, 2022 and 2021, the Company received and recorded $
3,594 and $3,475 respectively
 as
 Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business.

The Company estimated credit losses
for these receivables were
$27,923 and $30,169 at March 31, 2022 and December 31, 2021 respectively.

Note K - Subsequent Events

Management has evaluated all activity of the Company through
May
16
, 202
2
, the issue date of the financial statements for disclosure purposes.

The Company received an additional $9,778
 in standstill fees from FIP during the period April 1, 2022 to May
1
6
,
2
022

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

The Company had no revenue for the three month period ended March 31, 2022 and 2021, respectively.

Operating  (income) of $(3,594), and $(3,475) for the three month periods ended March 31, 2022 and 2021 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to higher professional fees.  The Company recorded an additional $15,000 in standstill fees from FIP during the three months ended March 31, 2022 and 2021. As of March 31, 2022  FIP is $13,795 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,971 and $1,805 for the three month periods ended March 31, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

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

Income / (Loss) per share for the three  month periods ended March 31, 2022 and 2021 were $0.00,  and $0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash provided from operating activities for three  months ended March 31, 2022 was $17, which primarily reflects our net income of $1,623, an increase in other receivables of $8,045, changes in accounts payable of $5,181 and change in interest payable of 1,258, compared to cash provided from operations of $2,788 for the three  months ended March 31, 2021, which mainly reflects our net income  loss of $1,670, change in accounts payable of $5,946, and change in interest payable of $1,172.

At March 31, 2022 and December 31, 2021, the Company had working capital deficits of $167,270 and $168,893 respectively, including notes payable to stockholders of $83,819 and $83,619, respectively in each respective period.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2022 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	May 16, 2022	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

