Form 10-Q
period 2022-06-30
Renewable Energy Acquisition Corp.
filed 2022-08-15
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 15, 2022, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.
Balance Sheets
June 30, 2022 and December 31, 2021

	June 30,
	2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$-	$143
Other receivable, net of allowance for doubtful accounts of $41,430 and $27,923, respectively	-	5,750
Total Current Assets	$-	$5,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash overdraft	$428	$-
Accounts payable - trade	48,989	43,077
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	20,793	18,748
Accrued interest payable - other	1,962	1,492

Total Current Liabilities	183,641	174,786

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(247,297)	(232,549)

Total Stockholders' Deficit	(183,641)	(168,893)

Total Liabilities and Stockholders’ Deficit	$-	$5,893

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Operations
For The Three and Six Months Ended June 30, 2022 and 2021
(Unuadited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	3,574	3,236	13,688	12,675
Other expenses	3,067	2,853	4,359	4,939
Bad debt expense	13,507	-	13,507	-
Income-Standstill Payments	(5,700)	(15,000)	(20,700)	(30,000)

Total operating expenses	14,448	(8,911)	10,854	(12,386)

Income (loss) from operations	(14,448)	8,911	(10,854)	12,386

Other expenses:
Interest expense	(900)	(880)	(1,849)	(1,748)
Interest expense - related party	(1,023)	(940)	(2,045)	(1,877)
Total other expenses:	(1,923)	(1,820)	(3,894)	(3,625)

Income / (Loss) before provision for income taxes	(16,371)	7,091	(14,748)	8,761

Provision for income taxes	-	-	-	-

Net income / (loss)	$(16,371)	$7,091	$(14,748)	$8,761

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$0.01	$(0.02)	$0.01

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three and Six Months Ended June 30, 2022 and 2021

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at March 31, 2021	700,000	$70	$63,586	$(227,314)	$(163,658)

Net income	-	-	-	7,091	7,091

Balance at June 30, 2021	700,000	$70	$63,586	$(220,223)	$(156,567)

	Common Stock
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at March 31, 2022	700,000	$70	$63,586	$(230,926)	$(167,270)

Net loss	-	-	-	(16,371)	(16,371)

Balance at June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1 , 2021	700,000	$70	$63,586	$(228,984)	$(165,328)

Net income	-	-	-	8,761	8,761

Balance at June 30, 2021	700,000	$70	$63,586	$(220,223)	$(156,567)

	Common Stock
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1, 2022	700,000	$70	$63,586	$(232,549)	$(168,893)

Net loss	-	-	-	(14,748)	(14,748)

Balance at June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income / (loss)	$(14,748)	$8,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Bad debt expense	13,507	-
Changes in operating assets and liabilities: increase / (decrease)
Decrease in Other receivable	(7,757)	(18,000)
Cash overdraft	428	-
Accounts payable - trade	5,912	(556)
Accrued interest payable	2,515	2,419

Net cash used in operating activities	(143)	(7,376)

Cash Flows from Financing Activities
Repayment of short-term advances	-	-
Cash received from notes payable	-	-
Cash received from notes payable - stockholder		200

Net cash provided by financing activities	-	200

De crease in cash and cash equivalents	(143)	(7,176)

Cash and cash equivalents at beginning of period	143	7,190

Cash and cash equivalents at end of period	$-	$14

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,379	$1,206
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six- month period ended June 30, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

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

The Company uses the asset and liability method of accounting for income taxes. At June
3
0, 2022 and December 31, 2021, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and six months ended June  30,  2022 and 2021 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2022 and December 31, 2021, accrued interest amounted to $1,962 and $1,492, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $200 from the majority shareholder during year ended December 31, 2021. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $20,793 and $18,748 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2022	2021

Notes payable	$83,819	$83,819
Accrued interest payable	20,793	18,748

Total due stockholders	$104,612	$102,567

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at September 30, 2021 and December 31, 2020. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and six months ended June 30, 2022 and June 30, 2021, the Company recorded interest expense of $665, $1299
,
$645 and $1,278 respectively on these advances.

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

Note K - Subsequent Events

Management has evaluated all activity of the Company through August 15, 2022, the issue date of the financial statements for disclosure purposes.

Effective
July 11, 2022
the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP will pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional
$20,000
on breaking escrow of its current “Friends and Family” private placement, plus an additional
$13,500
when the Maximum equity in the round
($500,000) is raised. Also, 30
days from the date their escrow is broken, FIP will pay the Company
$1,500,
and will continue to pay
$1,500
on the First day of each successive month, except each April the payment(s) will be
$8,000
as long as the Standstill Agreement remains in effect. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

As of June 30, 2022 the Company recorded an allowance of $13,507 for amounts owed from FIP.

The Company received an additional $5,700 in standstill fees from FIP during the period July 1, 2022 to August 15, 2022

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

The Company had no revenue for the three month period ended June 30, 2022 and 2021, respectively.

Operating  expenses / (income) of
$14,448,
and (
$8,911)
for the three month periods ended June 30, 2022 and 2021 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to higher professional fees.  The Company recorded an additional $
5,700 and $
15,000 in standstill fees from FIP during the three months ended June 30, 2022 and 2021
, respectively
. As of June 30, 2022 FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP will pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Other expenses of $1,
923
and $1,
820
for the three month periods ended June 30, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

The Company had no revenue for the six month period ended June 30, 2022 and 2021, respectively.

Operating expenses / (income) of $
10,854
, and $(
12,386)
for the six month periods ended June 30, 2022 and 2021, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The increase was related to increased fees for the Company’s
2021
audit. The Company recorded an additional $
20,700 and $
30,000 in standstill fees from FIP during the
six months ended
June 30,
2022 and
2021,
respectively. As
of
June 30, 2022
FIP is $
0
in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $3,
894
and $3,
625
for the six month periods ended June 30, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

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

Income / (Loss) per share for the three and six month periods ended June 30, 2022 and 2021 were $(0.02) and $0.01, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash
used in
operating activities for six months ended June 30, 2022 was $
143
, which primarily reflects our net
loss
of $
14,748
, an
decrease
in other receivables of $
7,757
, changes in accounts payable of $5,
912
and change in interest payable of
$2,515, as well as in increase in doubtful accounts of $13,507 compared
to
our
cash
used in operating activities
for
six
months ended
June 30
, 2021
was $7,376
, which
primarily
reflects our net income
of $
8,761, an increase in other receivables of $18,000, changes
in accounts payable of $
556
, and change in interest payable of $
2,419,

Our cash provided by financing activities for six months ended June 30, 2022 was $
0
compared to $200 for the six months ended June 30, 2021.

At June 30, 2022 and December 31, 2021, the Company had working capital deficits of $
183,641
and $168,893 respectively, including notes payable to stockholders of $83,819 and $83,619, respectively in each respective period.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2022 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 15, 2022	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)