Form 10-Q
period 2022-09-30
Renewable Energy Acquisition Corp.
filed 2022-11-14
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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
☒
NO
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES
☒
NO
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”; “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES
☒
NO

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November
10
, 2022, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.
Balance Sheets
As of September 30, 2022 and December 31, 2021
(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$9,703	$143
Other receivable, net of allowance	-	5,750

Total Current Assets	$9,703	$5,893

Current Liabilities
Accounts payable	$41,629	$43,077
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	21,572	18,748
Accrued interest - other	2,192	1,492

Total Current Liabilities	176,862	174,786

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(230,815)	(232,549)

Total Stockholders' Deficit	(167,159)	(168,893)

Total Liabilities and Stockholders' Deficit	$9,703	$5,893

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	3,045	3,304	16,733	15,979
Bad debt expense	-	-	13,507	-
Other expenses	4,508	2,066	8,867	7,005
Income - Standstill Payments	(25,701)	(15,000)	(46,401)	(45,000)

Total Operating (Income) Expenses	(18,148)	(9,630)	(7,294)	(22,016)

Income from Operations	18,148	9,630	7,294	22,016

Other Expense

Interest expense	887	734	2,736	2,482
Interest expense - related party	779	942	2,824	2,819

Total Other Expenses	1,666	1,676	5,560	5,301

Net Income	$16,482	$7,954	$1,734	$16,715

Net income per weighted average numbers of common shares outstanding - basic and diluted	$0.02	$0.01	$0.00	$0.02

Weighted average numbers of common shares outstanding	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2021	700,000	$70	$63,586	$(220,223)	$(156,567)

Net Loss	-	-	-	7,954	7,954

Balances, September 30, 2021	700,000	$70	$63,586	$(212,269)	$(148,613)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

Net Income	-	-	-	16,482	16,482

Balances, September 30, 2022	700,000	$70	$63,586	$(230,815)	$(167,159)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	700,000	$70	$63,586	$(228,984)	$(165,328)

Net Income	-	-	-	16,715	16,715

Balances, September 30, 2021	700,000	$70	$63,586	$(212,269)	$(148,613)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	700,000	$70	$63,586	$(232,549)	$(168,893)

Net Income	-	-	-	1,734	1,734

Balances, September 30, 2022	700,000	$70	$63,586	$(230,815)	$(167,159)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net income	$1,734	$16,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	13,507	-
Changes in operating assets and liabilities:
Other receivables	(7,757)	(23,946)
Accounts payable	(1,448)	(1,044)
Accrued interest	3,524	3,519

Net Cash Provided by (Used In) Operating Activities	9,560	(4,756)

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	200

Net Cash Provided by Financing Activities	-	200

Net Change in Cash and Cash Equivalents	9,560	(4,556)
Cash and cash equivalents, Beginning of Period	143	7,190

Cash and cash equivalents, End of Period	$9,703	$2,634

Supplemental Disclosures:
Interest paid	$3,503	$1,782
Income taxes paid	$-	$-

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
-month period ended September 30, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2022 and December 31, 2021, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.
7

Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no liability for uncertain tax positions.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

For the three and nine months ended September 30, 2022 and 2021 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2022 and December 31, 2021, accrued interest amounted to $2,192 and $1,492, respectively.

Note G - Notes Payable to Stockholders

The Company borrowed $200 from the majority shareholder during year ended December 31, 2021. The advances are due upon demand and bear interest at 6.0% per annum.

The Company has accrued interest payable to the majority stockholder aggregating $21,572 and $18,748 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2022	2021

Notes payable	$83,819	$83,819
Accrued interest payable	21,572	18,748

Total due stockholders	$105,391	$102,567

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at September 30, 202
2
 and December 31, 202
1
. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and nine months ended September 30, 2022 and September 30, 2021, the Company recorded interest expense of $732, $2,031, $647 and $1,925, respectively, on these advances.

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Note K - Subsequent Events

Management has evaluated all activity of the Company through November
10
, 2022, the issue date of the financial statements for disclosure purposes.

The Company received an additional $4,500 in standstill fees from FIP during the period October 1, 2022 to November
10
, 2022.

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
The Company had no revenue for the three-month periods ended September 30, 2022 and 2021, respectively.
Operating  income of $18,148,
and $9,630 for the three-month periods ended September 30, 2022 and 2021 , respectively, were mainly related to standstill fees received during the periods.  The Company recorded an $25,701 and $15,000 in standstill fees from FIP during the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.
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
Other expenses of $1,666
and $1,676 for the three-month periods ended September 30, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

Income per share for the three-month periods ended September 30, 2022 and 2021 were $0.02 and $0.01, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
The Company had no revenue for the nine-month period ended September 30, 2022 and 2021, respectively.
Operating income of $7,294,
and $22,016 for the nine-month periods ended September 30, 2022 and 2021, respectively, were directly related to receiving of standstill payments, maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The Company recorded $46,401 and $45,000 in standstill fees from FIP during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, FIP is $0 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.
Other expenses of $5,560
and $5,301 for the nine-month periods ended September 30, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.
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
Income per share for the nine-month periods ended September 30, 2022 and 2021 were $0.00 and $0.02, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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
12

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
Our cash provided by operating activities for nine months ended September 30, 2022 was $9,560, which primarily reflects our net income of $1,734, an decrease in other receivables of $7,757, changes in accounts payable of $1,448 and change in interest payable of $3,524, as well as in increase in doubtful accounts of $13,507 compared to
our cash used in operating activities for nine months ended September 30, 2021 was $4,756, which primarily reflects our net income of $16,715, a decrease in other receivables of $23,946, changes in accounts payable of $1,044, and change in interest payable of $3,519.
Our cash provided by financing activities for nine months ended September 30, 2022 was $0 compared to $200 for the nine months ended September 30, 2021.
At September 30, 2022 and December 31, 2021, the Company had working capital deficits of $167,159 and $168,893 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.
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
Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information

Not Applicable.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
17

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated:	November 10, 2022	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)
18