Form 10-K
period 2022-12-31
Renewable Energy Acquisition Corp.
filed 2023-03-28
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31,
2022

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number:
0-53900

Renewable Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-3219044
(State of incorporation)	(IRS Employer ID Number)

2694 Blackwater Rd
.
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
☐
 No
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes
☒
 No
☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of March
28
, 2023, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2022

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

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.  As of March 28, 2023 a definitive agreement has not consummated.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

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

Where You Can Find Information

We are required to file with the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. The Company does not maintain an internet website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the reports filed by the Company. The address of that site is
http://www.sec.gov\
.

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

Holders

As of March 28, 2023, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Results of Operations

The Company had no revenue for the years ended December 31, 2022 and 2021, respectively.

Operating expenses of $(4,985) and $(3,701) for the years ended December 31, 2022 and 2021, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and $60,201 and $60,000 for the years ended December 2022 and 2021, respectively, as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business. During the years ended December 31, 2022 and 2021, the Company recorded a credit loss of $22,807 and $27,923, respectively, pertaining to amounts owed on the Income-Standstill.

Other expenses of $7,518 and $7,266 for the years ended December 31, 2022 and 2021, respectively, were due to interest expense on notes payable, related party note payables and short-term advances.

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

Loss per share for the years ended December 31, 2022 and 2021 were $(0.00), and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Plan of Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

Liquidity and Capital Resources

Our cash provided by operating activities for the year ended December 31, 2022 was $3,637 that primarily reflects our net loss of $2,533, an allowance for credit loss of $22,807, change in accounts payable of $4,285, change in other receivables of $17,057, and change in interest payable of $4,705, compared to cash used in operating activities of $7,247 for the year ended December 31, 2021, that mainly reflects our net loss of $3,565, change in accounts payable of $2,628, change in other receivables of $33,673, and change in interest payable of $4,696.

Our cash provided by financing activities for the year ended December 31, 2022 was $0, compared to $200 for the year ended December 31, 2021. For the year ended December 31, 2021, the Company and received proceeds from notes payable from a stockholder of $200.

At December 31, 2022 and 2021, the Company had working capital deficit of $171,426 and $168,893, respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2022 and 2021, notes payable of $15,650 and $15,650 at December 31, 2022 and 2021, respectively, and stockholder debt of $83,819 and $83,819, respectively, at December 31, 2022 and 2021.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates its cash requirement for the next 12 months to be approximately $35,000.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2022 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	73	President, Chief Executive Officer
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2022, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Executive Compensation

Craig S. Laughlin has received no compensation from us, nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. The current management and oversight of the Company requires less than four hours per month. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2022	$-0-	$-0-
Principal Executive Officer	2021	$-0-	$-0-

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

Name and address	Number of Shares	Shares Beneficially Owned Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
2694 Blackwater Rd. NW
Longville, Minnesota 56655

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 25, 2023, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

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
.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2021 and December 31, 2022, the audit was performed by Rosenberg Rich Baker Berman, P.A. (“RRBB”). Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2022 and 2021, were as follows:

	RRBB	RRBB
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
1. Audit fees	$16,000	$13,000
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$16,000	$13,000

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with RRBB maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: RRBB did not charge us any fees for financial information system design and implementation fees.

We have no formal audit committee. However, the entire Board of Directors (Board) is the Company's de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between us and the auditors that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of our internal controls.

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

Renewable Energy Acquisition Corp.
Dated: March 28, 2023	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 28, 2023	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Renewable Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
,
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
March 27, 2023

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey
March 27, 2023

Renewable Energy Acquisition Corp.
Balance Sheets
As of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$3,780	$143
Other receivable, net of allowance	-	5,750

Total Current Assets	$3,780	$5,893

Current Liabilities
Accounts payable and accrued expenses	$38,792	$43,077
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	22,514	18,748
Accrued interest - other	2,431	1,492

Total Current Liabilities	175,206	174,786

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized;
700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(235,082)	(232,549)

Total Stockholders' Deficit	(171,426)	(168,893)

Total Liabilities and Stockholders' Deficit	$3,780	$5,893

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenues	$-	$-

Operating Expenses
Professional fees	22,732	19,350
Bad debt expense	22,807	27,923
Other expenses	9,677	9,026
Income - Standstill Payments	(60,201)	(60,000)

Total Operating Expenses	(4,985)	(3,701)

Income from Operations	4,985	3,701

Other Expenses

Interest expense	3,751	3,510
Interest expense - related party	3,767	3,756

Total Other Expenses	7,518	7,266

Net Loss	$(2,533)	$(3,565)

Net loss per weighted average numbers of common shares outstanding
- basic and diluted	$(0.00)	$(0.01)

Weighted average numbers of common shares outstanding	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2022 and 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 202 1	700,000	$70	$63,586	$(228,984)	$(165,328)

Net Loss	-	-	-	(3,565)	(3,565)

Balances, December 31, 2021	700,000	$70	$63,586	$(232,549)	$(168,893)

Net Loss	-	-	-	(2,533)	(2,533)

Balances, December 31, 2022	700,000	$70	$63,586	$(235,082)	$(171,426)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,533)	$(3,565)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	22,807	27,923
Changes in operating assets and liabilities:
Other receivables	(17,057)	(33,673)
Accounts payable and accrued expense	(4,285)	(2,628)
Accrued interest	4,705	4,696

Net Cash Provided by (Used In) Operating Activities	3,637	(7,247)

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	200

Net Cash Provided by Financing Activities	-	200

Net Change in Cash and Cash Equivalents	3,637	(7,047)
Cash and cash equivalents, Beginning of Period	143	7,190

Cash and cash equivalents, End of Period	$3,780	$143

Supplemental Disclosures:
Interest paid	$2,813	$2,570
Income taxes paid	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2022 and 2021, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the years ended December 31, 2022 and 2021, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Comp
any has determined
that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position
or
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

Note F - Notes Payable

As of December 31, 2022 and 2021, the Company had third party notes payable in the amount of $
15,650
outstanding. The advances
were
to support the Company’s operations. These advances
are
due upon demand and bear interest at 6.0% per annum. As of December 31, 2022 and 2021, accrued interest amounted to $2,431 and $1,492, respectively.

Note G - Notes Payable to Stockholders

Through December 31, 2022, the Company borrowed $83,819 from the majority shareholder under
notes payable to fund the Company’s operations. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $22,514 and $18,748 as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022 and December 31, 2021, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	202 2	202 1

Notes payable	$83,819	$83,819
Accrued interest payable	22,514	18,748

Total due stockholders	$106,333	$102,567

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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2022 and 2021. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0. During the years en
ded December 31, 2022 and December 31, 2021, the Company recorded interest expense of $2,812 and $2,565, respectively on these advances.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month. For the years ended December 31, 2022 and 2021, the Company recognized $60,201 and $60,000, respectively,
as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $
20,000
on breaking escrow of its current “Friends and Family” private placement, plus an additional $
13,500
when the Maximum equity in the round ($
500,000
) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $
1,500
, and will continue to pay $
1,500
on the First day of each successive month, except each April the payment(s) will be $
8,000
as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $
300,000
of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Company received $60,201 in standstill fees from FIP during the period from January 1, 2022 through December 31, 2022.

Note K – Income Taxes

The components of income tax (benefit) expense for the each of the years ended December 31, 2022 and 2021 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	202 2	20 21
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of December 31, 2022, the Company had an aggregate net operating loss carryforward(s) to offset future taxable income of approximately $202,000. The amount and availability of any net operating loss carryforward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax-exempt
bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax (benefit) expense for the each of the years ended December 31, 2022 and 2021 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Statutory rate applied to loss before income taxes	$(532)	$(789)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Reserve for deferred tax asset	532	789

Income tax expense	$-	$-

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2022 and 2021, respectively, relate solely to the Company’s net operating loss carryforward(s) and non-deductible interest expense. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$42,407	$42,666
Less valuation allowance	(42,407)	(42,666)

Net Deferred Tax Asset	$-	$-

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Net loss before taxes per financial statements	$(2,533)	$(3,565)
Temporary differences	3,767	3,756
Taxable amount	1,234	191
Income tax rate	21%	21%
Income tax benefit at statutory rate	259	40
Valuation allowance	(259)	(40)
Provision for income taxes	$-	$-

During the each of the years ended December 31, 2022 and 2021, the valuation allowance for the deferred tax asset changed by $219 and $(40), respectively
.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

Note L - Subsequent Events

Management has evaluated all activity of the Company through March
2
7
, 2023 the issue date of the financial statements for disclosure purposes.

The Company received an additional $11,500 in standstill fees from FIP during the period from Jan 1, 2023 through March
2
7
 2023.