Form 10-Q
period 2023-03-31
Renewable Energy Acquisition Corp.
filed 2023-05-15
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 15, 2023, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE THREE-MONTH ENDED March 31, 2023

Index to Unaudited Financial Statements

Renewable Energy Acquisition Corp.
Balance Sheets
As of March 31, 2023

(Unaudited)

and December 31, 2022

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$5,475	$3,780

Total Current Assets	$5,475	$3,780
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$42,555	$38,792
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	23,455	22,514
Accrued interest - other	2,660	2,431

Total Current Liabilities	180,139	175,206

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(238,320)	(235,082)

Total Stockholders' Deficit	(174,664)	(171,426)

Total Liabilities and Stockholders' Deficit	$5,475	$3,780

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$-	$-

Operating expenses
Professional fees	11,750	10,114
Other expenses	2,498	1,292
Income-Standstill Payments	(13,000)	(15,000)

Total operating expenses	1,248	(3,594)

Income / (loss) from operations	(1,248)	3,594

Other expenses:
Interest expense	(1,049)	(949)
Interest expense - related party	(941)	(1,022)
Total other expenses:	(1,990)	(1,971)

Income / (Loss) before provision for income taxes	(3,238)	1,623

Provision for income taxes	-	-

Net income / (loss)	$(3,238)	$1,623

Net income/ ( loss ) per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$0.00

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three
Months
Ended March 31, 2023 and 2022
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 202 3	700,000	$70	$63,586	$(235,082)	$(171,426)

Net Loss	-	-	-	(3,238)	(3,238)

Balances, March 31, 2023	700,000	$70	$63,586	$(238,320)	$(174,664)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 202 2	700,000	$70	$63,586	$(232,549)	$(168,893)

Net Income	-	-	-	1,623	1,623

Balances, March 31, 2022	700,000	$70	$63,586	$(230,926)	$(167,270)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net income /(loss)	$(3,238)	$1,623
Adjustments to reconcile net income /(loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other receivables	-	(8,045)
Accounts payable	3,763	5,182
Accrued interest	1,170	1,257

Net Cash Provided by Operating Activities	1,695	17

Net Change in Cash and Cash Equivalents	1,695	17
Cash and cash equivalents, Beginning of Period	3,780	143

Cash and cash equivalents, End of Period	$5,475	$160

Supplemental Disclosures:
Interest paid	$815	$714
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Notes to Financial Statements

Note A
–
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
–
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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three months
ended March 31, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

Note C
–
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

Because of the Company’s lack of operating assets, the Company’s continuance is fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

The Company’s continued existence is dependent upon its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

The Company is dependent upon existing cash balances to support its day-to-day operations. In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing controlling stockholders intend to maintain the corporate status of the Company and provide all necessary working capital support on the Company’s behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s existing controlling stockholders to have the resources available to support the Company.

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
–
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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2023 and December 31, 2022, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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
months
ended March 31, 2023 and
2022,
respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

Note E
–
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

Note F
–
Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2023 and December 31, 2022, accrued interest amounted to $2,660 and $2,431, respectively.

Note G
–
Notes Payable to Stockholders

As of March 31, 2023 and December 31, 2022, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2023	2022

Notes payable	$83,819	$83,819
Accrued interest payable	23,455	22,514

Total due stockholders	$107,274	$106,333

Note H
–
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

Note I – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at March 31, 2023 and December 31, 2022. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three months ended March 31, 2023 and March 31, 2022, the Company recorded related interest expense of
$
815
and $634, respectively, on these advances.

During the quarter ended March 31, 2023, the Company obtained a new credit card with an 18 month 0% promotional interest rate. It borrowed $32,900 against the new card to reduce the balances due on its two high interest rate credit cards, one of which was paid in full and cancelled.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 (“the Agreement”), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC (“FIP”). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Note K
–
Subsequent Events

Management has evaluated all activity of the Company through May 15, 2023, the issue date of the financial statements for disclosure purposes.

The Company received an additional $3,000
in standstill fees from FIP during the period April 1, 2023 to May 15, 2023.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information
Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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
The Company had no revenue for the three-month ended March 31, 2023 and 2022, respectively.

Operating income/(loss) of $(1,248), and $ 3,594 for the three-month ended March 31, 2023 and 2022, respectively. The operating income were mainly related to standstill fees received during the periods.  The Company recorded an $13,000 and $15,000 in standstill fees from FIP during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,990 and $1,971 for the three month ended March 31, 2023 and 2022, respectively, were due to interest expenses on related party note payables and short-term advances.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Income/(loss) per share for the three-month ended March 31, 2023 and 2022 were $(0.00) and $0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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
Our cash provided by operating activities for three months ended March 31, 2023 was $1,695, which primarily reflects our net loss of $3,238, changes in accounts payable of $3,763 and change in interest payable of $1,170 compared to
our cash used in operating activities for three months ended March 31, 2022 was $17, which primarily reflects our net income of $1,623, a increase in other receivables of $8,045, changes in accounts payable of $5,182, and change in interest payable of $1,257.

No cash provided or used in financing activity and no cash spent in investing activities for three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company had working capital deficits of $174,949 and $171,426 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

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
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2023, we had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Renewable Energy Acquisition Corp.

Dated:	May 15, 2023	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

