Form 10-Q
period 2023-06-30
Renewable Energy Acquisition Corp.
filed 2023-08-09
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 8, 2023, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE SIX-MONTH PERIODS ENDED June 30, 2023

Renewable Energy Acquisition Corp.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$2,066	$3,780
Total Current Assets	2,066	3,780
Total Assets	$2,066	$3,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$45,322	$38,792
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	24,397	22,514
Accrued interest payable - other	2,895	2,431

Total Current Liabilities	184,083	175,206

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(245,673)	(235,082)

Total Stockholders' Deficit	(182,017)	(171,426)

Total Liabilities and Stockholders’ Deficit	$2,066	$3,780

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Operations (Unaudited)
For The Three and Six Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	7,075	3,574	18,825	13,688
Other expenses	1,546	3,067	4,045	4,359
Bad debt expense	-	13,507	-	13,507
Income-Standstill Payments	(3,000)	(5,700)	(16,000)	(20,700)

Total operating expenses	5,621	14,448	6,870	10,854

Loss from operations	(5,621)	(14,448)	(6,870)	(10,854)

Other expenses:
Interest expense	(789)	(900)	(1,838)	(1,849)
Interest expense - related party	(942)	(1,023)	(1,883)	(2,045)
Total other expenses:	(1,731)	(1,923)	(3,721)	(3,894)

Loss before provision for income taxes	(7,352)	(16,371)	(10,591)	(14,748)

Provision for income taxes	-	-	-	-

Net loss	$(7,352)	$(16,371)	$(10,591)	$(14,748)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three and Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at March 31, 2022	700,000	$70	$63,586	$(230,926)	$(167,270)

Net loss	-	-	-	(16,371)	(16,371)

Balance at June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at March 31, 2023	700,000	$70	$63,586	$(238,321)	$(174,665)

Net loss	-	-	-	(7,352)	(7,352)

Balance at June 30, 2023	700,000	$70	$63,586	$(245,673)	$(182,017)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1 , 2022	700,000	$70	$63,586	$(232,549)	$(168,893)

Net loss	-	-	-	(14,748)	(14,748)

Balance at June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net loss	-	-	-	(10,591)	(10,591)

Balance at June 30, 2023	700,000	$70	$63,586	$(245,673)	$(182,017)

Renewable Energy Acquisition Corp.
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023, and 2022

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(10,591)	$(14,748)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-	13,507
Changes in operating assets and liabilities:
Decrease in other receivables		(7,757)
Cash overdraft		428
Accounts payable and accrued expense	6,530	5,912
Accrued interest payable	2,347	2,515

Net cash used in operating activities	(1,714)	(143)

Decrease in cash and cash equivalents	(1,714)	(143)

Cash and cash equivalents at beginning of period	3,780	143

Cash and cash equivalents at end of period	$2,066	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,369	$1,379
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These con densed
financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six- month period ended June 30, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.The accompanying
financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2023 and December 31, 2022, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

Recognition of potential liabilities are required as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. The Company has no l iabi
lity for uncertain tax positions.

Earnings per share

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

For the three and six months ended June  30,  2023 and 2022 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2023 and December 31, 2022, accrued interest amounted to $2,895 and $2,431, respectively.

Note G - Notes Payable to Stockholders

 As of June 30, 2023 and December 31, 2022, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2023	2022

Notes payable	$83,819	$83,819
Accrued interest payable	24,397	22,514

Total due stockholders	$108,216	$106,333

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at June 30, 2023 and December 31, 2022. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and six months ended June 30, 2023 and June 30, 2022, the Company recorded interest expense of $554, $1,369 and $665 and $1,299 respectively on these advances.

Note I – Standstill Agreement

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 8, 2023, the issue date of the financial statements for disclosure purposes.

The Company received an additional $5,100 in standstill fees from FIP during the period July 1, 2023 to August 8, 2023

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

The Company had no revenue for the three month period ended June 30, 2023 and 2022, respectively.

Operating loss
of $5,621, and $14,448 for the three month periods ended June 30, 2023 and 2022 , respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease was related to decrease of bad debt expense of $13,507 in the three months period ended 2022.  The Company recorded an additional $3,000 and $5,700 in standstill fees from FIP during the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 FIP is $0 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

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

Operating expenses of
$
6,870, and $10,854 for the six month periods ended June 30, 2023 and 2022, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease was related to decrease of bad debt expense of $13,507 during the first quarter ended at year 2022. The Company recorded an additional $16,000 and $20,700 in standstill fees from FIP during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 FIP is $0 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,731 and $1,923 for the three month periods ended June 30, 2023 and 2022, respectively, were due to interest expenses on related party note payables and short term advances.

Other expenses of $3,721 and $3,894 for the six month periods ended June 30, 2022 and 2021, respectively, were due to interest expenses on related party note payables and short term advances.

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

Loss per share for the three month periods ended June 30, 2023 and 2022 were $(0.01),  and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Loss per share for the six month periods ended June 30, 2023 and 2022 were $(0.02),  and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash used in operating activities for six months ended June 30, 2023 was $1,714, which primarily reflects our net loss of $10,591, changes in accounts payable of $6,530 and change in interest payable of $2,347 compared to
Our cash used in operating activities for six months ended June 30, 2022 was $143, which primarily reflects our net loss of $14,748, a reduction of bad debt expense of $13,507 offset with increase in other receivables of $7,757, changes in accounts payable of $5,912, and change in interest payable of $2,515,

 At June 30, 2023 and December 31, 2022, the Company had working capital deficits of $182,017 and $171,426 respectively, including notes payable to stockholders of $83,819 and $83,619, respectively in each respective period.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 8, 2023	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

