Form 10-Q
period 2023-09-30
Renewable Energy Acquisition Corp.
filed 2023-11-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
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

(612) 867-2203
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November
1
3
, 2023, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2023

P
ART I – FINANCIAL INFORMATION

I
TEM 1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023

Renewable Energy Acquisition Corp.
B
alance Sheets

	(Unaudited) September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$4,177	$3,780
Total Current Assets	4,177	3,780
Total Assets	$4,177	$3,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$47,670	$38,792
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	25,339	22,514
Accrued interest payable - other	3,130	2,431

Total Current Liabilities	187,608	175,206

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(247,087)	(235,082)

Total Stockholders’ Deficit	(183,431)	(171,426)

Total Liabilities and Stockholders’ Deficit	$4,177	$3,780

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
S
tatements of Operations (Unaudited)
For The Three and Nine Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	5,750	3,045	24,575	16,733
Other expenses	782	4,508	4,826	8,867
Bad debt expense	-	-	-	13,507
Income-Standstill Payments	(6,800)	(25,701)	(22,800)	(46,401)

Total operating expenses	(268)	(18,148)	6,601	(7,294)

Income (loss) from operations	268	18,148	(6,601)	7,294

Other expenses:
Interest expense	741	887	2,579	2,736
Interest expense - related party	942	779	2,825	2,824
Total other expenses:	1,683	1,666	5,404	5,560

Income (loss) before provision for income taxes	(1,415)	16,482	(12,005)	1,734

Provision for income taxes	-	-	-	-

Net Income (loss)	$(1,415)	$16,482	$(12,005)	$1,734

Net loss per weighted-average share of common stock outstanding - basic and diluted	$0.00	$0.02	$(0.02)	$0.00

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
C
ondensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three and Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2022	700,000	$70	$63,586	$(247,297)	$(183,641)

Net Income	-	-	-	16,482	16,482

Balance at September 30, 2022	700,000	$70	$63,586	$(230,815)	$(167,159)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2023	700,000	$70	$63,586	$(245,672)	$(182,016)

Net Income ( Net L oss)	-	-	-	(1,415)	(1,415)

Balance at September 30, 2023	700,000	$70	$63,586	$(247,087)	$(183,431)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1 , 2022	700,000	$70	$63,586	$(232,549)	$(168,893)

Net Income	-	-	-	1,734	1,734

Balance at September 30, 2022	700,000	$70	$63,586	$(230,815)	$(167,159)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net Loss	-	-	-	(12,005)	(12,005)

Balance at September 30, 2023	700,000	$70	$63,586	$(247,087)	$(183,431)

Renewable Energy Acquisition Corp.
S
tatements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023, and 2022

	For the Nin e Months Ended Septe mber 30,
	2023	2022
Cash Flows from Operating Activities
Net Income (loss)	$(12,005)	$1,734
Adjustments to reconcile net income ( loss ) to net cash used in operating activities
Bad debt expense	-	13,507
Changes in operating assets and liabilities:
O ther receivables	-	(7,757)
Accounts payable and accrued expense	8,878	(1,448)
Accrued interest payable	3,524	3,524

Net cash provided by operating activities	397	9,560

In crease in cash and cash equivalents	397	9,560

Cash and cash equivalents at beginning of period	3,780	143

Cash and cash equivalents at end of period	$4,177	$9,703

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,875	$3,503
Income taxes paid during the period	$-	$-

Renewable Energy Acquisition Corp.
N
otes to Financial Statements

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine- month period ended September 30, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2023 and December 31, 2022, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2023 and December 31, 2022, accrued interest amounted to $3,130 and $2,431, respectively.

Note G - Notes Payable to Stockholders

 As of September 30, 2023, and December 31, 2022, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2023	2022

Notes payable	$83,819	$83,819
Accrued interest payable	25,339	22,514

Total due stockholders	$109,158	$106,333

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at September 30, 2023 and December 31, 2022. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and nine months ended September 30, 2023 and September 30, 2022, the Company recorded interest expense of $506, $1,875 and $732 and $2,031 respectively on these advances.

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. And the minimum fee increased to $1,700 per month June,2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Note J - Subsequent Events

Management has evaluated all activity of the Company through November
1
3
, 2023, the issue date of the financial statements for disclosure purposes.

The Company received an additional $
3,500
in standstill fees from FIP during the period October 1, 2023 to November
1
3
, 2023.

I
tem 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for the three month period ended September 30, 2023 and 2022, respectively.

Operating income
of $268, and $18,148 for the three month periods ended September 30, 2023 and 2022, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The operating loss increase was related to decrease of Standstill payment of $18,901 in the three months period ended 2023.  The Company recorded $6,800 and $25,701 in standstill fees from FIP during the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 FIP is $0 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP will pay the Company periodic standstill fees of no less than enough money to cover the Company's ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. From June,2023, the FIP payment amount increased to $1,700 per month. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.
10

Operating income (expenses) of $(6,601), and $7,294 for the nine month periods ended September 30, 2023 and 2022, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The operating expense increase was related to decrease of FIP payment of $23,601 offset with a decrease of professional fee of $7,842. The Company recorded a total $22,800 and $46,401 in standstill fees from FIP during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 FIP is $0 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,683 and $1,666 for the three month periods ended September 30, 2023 and 2022, respectively, were due to interest expenses on related party notes payable, notes payable, and short term advances.

Other expenses of $5,404 and $5,560 for the nine month periods ended September 30, 2023 and 2022, respectively, were due to interest expenses on related party notes payable, notes payable, and short term advances.

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

Loss per share for the three month periods ended September 30, 2023 and 2022 were $(0.00), and $ 0.02, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Loss per share for the nine month periods ended September 30, 2023 and 2022 were $(0.02), and $ 0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
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
11

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
12

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
13

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

Our cash provided in operating activities for nine months ended September 30, 2023 was $397, which primarily reflects our net loss of $12,005, offset with an increase in accounts payable of $8,878 and in interest payable of $3,524 compared to
our cash provided operating activities for nine months ended September 30, 2022 was $9,560, which primarily reflects our net income of $1,734, a reduction of bad debt expense of $13,507 offset with increase in other receivables of $7,757, decrease in accounts payable of $1,448, and increase in interest payable of $3,524,

At September 30, 2023 and December 31, 2022, the Company had working capital deficits of $183,431 and $171,426 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates it cash requirement for the next 12 months to be approximately $32,000.
14

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

I
tem 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

I
tem 4 - Controls and Procedures

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
15

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P
art II - Other Information

I
tem 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

I
tem 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

I
tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023 we had no unregistered sales of equity securities.

I
tem 3. Defaults Upon Senior Securities

Not Applicable.

I
tem 4. Mine Safety Disclosures

Not Applicable.

I
tem 5. Other Information

Not Applicable.

I
tem 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

16

S
IGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.

Dated:	November 13, 2023	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

17