Form 10-K
period 2023-12-31
Renewable Energy Acquisition Corp.
filed 2024-03-28
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Yes
☐
 No
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). I

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes
☒
 No
☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2023 was approximately $-0- based upon -0- shares held by non-affiliates and no trading market.

As of March 28, 2024, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2023

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

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.  As of March xx, 2024 a definitive agreement has not consummated.

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

Item 1C. Cybersecurity

Not applicable to the Company.

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

Holders

As of March
28
, 202
4
, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

Results of Operations

The Company had no revenue for the years ended December 31, 2023 and 2022, respectively.

Operating expenses of $5,645 and $(4,985) for the years ended December 31, 2023 and 2021, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and $29,700 and $60,201 for the years ended December 2023 and 2022, respectively, as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business. During the years ended December 31, 2023 and 2022, the Company recorded a credit loss of $Nil and $22,807, respectively, pertaining to amounts owed on the Income-Standstill.

Other expenses of $7,081 and $7,518 for the years ended December 31, 2023 and 2022, respectively, were due to interest expense on notes payable, related party note payables and short-term advances.

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

Loss per share for the years ended December 31, 202
3
 and 202
2
 were $(0.02), and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Plan of Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2023 was $907 that primarily reflects our net loss of $12,726,  change in other receivables of $1,700, change in accrued expense of 8,818 and change in interest payable of $4,701, compared to cash provided by operating activities of $3,637 for the year ended December 31, 2022, that mainly reflects our net loss of $2,533,  bad debt expense of $22,807,change in other receivables of $17,057, change in accounts payable of $4,285,  and change in interest payable of $4,705.

At December 31, 2023 and 2022, the Company had working capital deficit of $184,152 and $171,426 , respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2023 and 2022, notes payable of $15,650 and $15,650 at December 31, 2023 and 2022, respectively, and stockholder debt of $83,819 and $83,819, respectively, at December 31, 2023 and 2022.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 202
3
has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 202
3
.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Insider Trading Policies and Procedures

As there is no trading market for the Company’s shares, the Company has not adopted any policies or procedures governing insider trading with respect to its shares.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	74	President, Chief Executive Officer
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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2023	$-0-	$-0-
Principal Executive Officer	2022	$-0-	$-0-

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

Name and address	Number of Shares	Shares Beneficially Owned Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
2694 Blackwater Rd. NW
Longville, Minnesota 56655

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 2 8 , 2024, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

During 2021, Craig Laughlin, an officer and director, advanced to us $200 to support the Company’s working capital needs, which is in addition to advances made in prior periods. The total amount of advances at the end of 2021 was $83,819. The Company had no related party transactions in 2022 or 2023.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2022 and December 31, 2023 respectively, the audits were performed by
 Rosenberg Rich Baker Berman, P.A. (“RRBB”) and Hudgens CPAs. Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2023 and 2022, were as follows:

		RRBB
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
1. Audit fees	$16,000	$16,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$16,000	$16,000

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Hudgens CPAs maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Hudgens CPAs did not charge us any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, Hudgens CPAs, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

Renewable Energy Acquisition Corp.
Dated: March 28 , 202 4	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 28, 202 4	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Renewable Energy Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Renewable Energy Acquisition Corp. (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The year ended December 31, 2022 was audited by another auditor that issued an unqualified opinion on March 28, 2023.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no operating history, limited cash on hand, no operating assets and has a business plan with inherent risk. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that
m
ight result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com

We have served as the Company’s auditor since 2024.
Houston, Texas
Firm ID: 6849
March 28, 2024

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 28, 2023

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
PCAOB No. 0089
Somerset, New Jersey
March 28, 2023

Renewable Energy Acquisition Corp.
Balance Sheets
As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$2,873	$3,780
Other receivable, net of allowance	1,700	-

Total Current Assets	$4,573	$3,780

Current Liabilities
Accounts payable and accrued expenses	$47,610	$38,792
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	26,281	22,514
Accrued interest - other	3,365	2,431

Total Current Liabilities	188,725	175,206

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(247,808)	(235,082)

Total Stockholders' Deficit	(184,152)	(171,426)

Total Liabilities and Stockholders' Deficit	$4,573	$3,780

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue	$-	$-

Operating expenses
Professional fees	29,825	22,732
Bad debt expense		22,807
Other expenses	5,520	9,677
Income-Standstill Payments	(29,700)	(60,201)

Total operating expenses	5,645	(4,985)

Income(loss) from operations	(5,645)	4,985

Other expenses:
Interest expense	3,314	3,751
Interest expense - related party	3,767	3,767

Total other expenses:	7,081	7,518

Income / (Loss) before provision for income taxes	(12,726)	(2,533)

Provision for income taxes	-	-

Net income / (loss)	$(12,726)	$(2,533)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2023 and 2022

			Additional
	Common Stock		P aid - in	Accumulated
	Shares	Amount	C apital	D eficit	Total

Balance s , January 1, 2022	700,000	$70	$63,586	$(232,549)	$(168,893)

Net Loss	-	-	-	(2,533)	(2,533)

Balance s , December 31, 2022	700,000	$70	$63,586	$(235,082)	$(171,426)

			Additional
	Common Stock		P aid - in	Accumulated
	Shares	Amount	C apital	D eficit	Total

Balance s , January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net Loss	-	-	-	(12,726)	(12,726)

Balance s , December 31, 2023	700,000	$70	$63,586	$(247,808)	$(184,152)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities
Net income / (loss)	$(12,726)	$(2,533)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	-	22,807
Changes in operating assets and liabilities:
Other receivables	(1,700)	(17,057)
Accounts payable and accrued expense	8,818	(4,285)
Accrued interest	4,701	4,705

Net Cash Provided by (Used In) Operating Activities	(907)	3,637

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(907)	3,637
Cash and cash equivalents, Beginning of Period	3,780	143

Cash and cash equivalents, End of Period	$2,873	$3,780

Supplemental Disclosures:
Interest paid	$3,068	$2,813
Income taxes paid	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2023 and 2022, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the years ended December 31, 2023 and 2022, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Comp
any has determined
that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, short
-
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

Note F - Notes Payable

As of December 31, 2023 and 2022, the Company had third party notes payable in the amount of $15,650 outstanding. The advances were to support the Company’s operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2023 and 2022, accrued interest amounted to $3,365 and $2,431, respectively.

Note G - Notes Payable to Stockholders

Through December 31, 2023, the Company borrowed $83,819 from the majority shareholder under notes payable to fund the Company’s operations. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $26,281 and $22,514 as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023 and December 31, 2022, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2023	2022

Notes payable	$83,819	$83,819
Accrued interest payable	26,281	22,514

Total due stockholders	$110,100	$106,333

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2023 and 2022. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0. During the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense of $2,375 and $2,812, respectively on these advances.

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. And the minimum fee increased to $1,700 per month since June,2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Company received $29,700 in standstill fees from FIP during the period from January 1, 2023 through December 31, 2023.

Note J – Income Taxes

Income Taxes Provision
:
The components of income tax (benefit) expense for the each of the years ended December 31, 2023 and 2022 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

Tax Rate Reconciliation
:  The company’s applicable federal tax rate is 21% and the effective tax rate was 0% in 2023. The difference between statutory and effective tax rate was mainly attributable to the change in valuation allowance.

Significant Components of Deferred Taxes:

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2023 and 2022, respectively, relate solely to the Company’s net operating loss carryforward(s). These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$45,092	$42,420
Less valuation allowance	(45,092)	(42,420)

Net Deferred Tax Asset	$-	$-

As of December 31, 2023, the Company has a U.S. federal net operating loss (“NOL”) carryover of $214,726.
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

The valuation allowance for deferred tax assets as of December 31, 2023 was $45,092. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on all of the available evidence, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2023. Therefore, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2023.

Note K - Subsequent Events

Management has evaluated all activity of the Company through March 2
8
, 2024 the issue date of the financial statements for disclosure purposes.

The Company received an additional $
3,400
in standstill fees from FIP during the period from Jan 1, 2024 through March 2
8
, 2024.

