Form 10-Q
period 2024-03-31
Renewable Energy Acquisition Corp.
filed 2024-05-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31
,
2024

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

612-867-2203
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
13
, 2024, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2024

PA
RT I – FINANCIAL INFORMATION

IT
EM1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE THREE-MONTH PERIODS ENDED March 31, 2023

Renewable Energy Acquisition Corp.
Ba
lance Sheets
As of March 31, 2024 and December 31, 2023
(Unaudited)

	March 31,	December 31,
	202 4	202 3

ASSETS
Current Assets
Cash and cash equivalents	$13,132	$2,873
Other receivable, net of allowance	-	-

Total Current Assets	$13,132	$1,700

Current Liabilities
Accounts payable	$56,067	$47,610
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	27,223	26,281
Accrued interest - other	3,600	3,365

Total Current Liabilities	198,359	188,725

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(248,883)	(247,808)

Total Stockholders' Deficit	(185,227)	(184,152)

Total Liabilities and Stockholders' Deficit	$13,132	$4,573

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
St
atements of Operations
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$-	$-

Operating expenses
Professional fees	11,250	11,750
Other expenses	1,546	2,498
Income-Standstill Payments	(13,400)	(13,000)

Total operating expenses	(604)	1,248

Income (loss) from operations	604	(1,248)

Other income / (expenses):
Interest expense	(737)	(1,049)
Interest expense - related party	(942)	(941)
Total other income / (expenses):	(1,679)	(1,990)

Income / (Loss) before provision for income taxes	(1,075)	(3,238)

Provision for income taxes	-	-

Net income / (loss)	$(1,075)	$(3,238)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
St
atements of Changes in Stockholders' Deficit
For the Three Ended March 31, 2024 and 2023
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January1, 2024	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Income	-	-	-	(1,075)	(1,075)

Balances, March 31, 2024	700,000	$70	$63,586	$(248,883)	$(185,227)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net Income	-	-	-	(3,238)	(3,238)

Balances, March 31, 2023	700,000	$70	$63,586	$(238,320)	$(174,664)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
St
atements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flows from Operating Activities
Net income	$(1,075)	$(3,238)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other receivables	1,700	-
Accounts payable	8,457	3,763
Accrued interest	1,177	1,170

Net Cash Provided by (Used In) Operating Activities	10,259	1,695

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	10,259	1,695
Cash and cash equivalents, Beginning of Period	2,873	3,780

Cash and cash equivalents, End of Period	$13,132	$5,475

Supplemental Disclosures:
Interest paid	$503	$815
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
No
tes to Financial Statements

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three period ended March 31, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2024 and December 31, 2023, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three ended March 31, 2024 and 2023 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2024 and December 31, 2023, associated accrued interest balance amounted to $3,599 and $3,364, respectively.

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $27,223 and $26,281 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2024	2023

Notes payable	$83,819	$83,819
Accrued interest payable	27,223	26,281

Total due stockholders	$111,042	$110,100

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at March 31, 2024 and December 31, 2023. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled $0.  During the three months ended March 31, 2024 and March 31, 2023, the Company recorded related interest expense as credit card charge fee of $503 and $815, respectively, on these advances.

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. (Due to increased accounting expenses the minimum monthly fee increased to
$1,700
as of June,2023, and the April minimum fee increased to $10,000.) The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

The company received $13,400 in standstill fees from FIP during the period from January 1, 2024 through March 31, 2024.

Note J - Subsequent Events

Management has evaluated all activity of the Company through May
13
, 2024, the issue date of the financial statements for disclosure purposes.

The Company received
no
 additional

standstill fees from FIP during the period April 1, 2024 to May 13, 2024.

On May 2, 2024, the Company retained the services of a securities attorney experienced with implementing various financing strategies for reverse mergers and other business combinations contemplated by the Company.  He was charged with the task of developing
a
report detailing a capitalization strategy for a possible transaction involving a target company introduced by FIP. As of May 13, 2024, no agreements have been entered into with the target company, and the Standstill Agreement with FIP remains in effect. However, on May 1, 2024, the target company reimbursed the Company $3,900 to cover the cost of the capitalization strategy report, and talks with FIP and the target company are ongoing.

It
em 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
The Company had no revenue for the three-month periods ended March 31, 2024 and 2023, respectively.

Operating income (loss) of $604, and $(1,248) for the three-month periods ended March 31, 2024 and 2023, respectively. The operating income were mainly related to standstill fees received during the periods.  The Company recorded an $13,400 and $13,000 in standstill fees from FIP during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,679 and $3,238 for the three-month periods ended March 31, 2024 and 2023, respectively, were due to interest expenses on related party note payables and short-term advances.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Income per share for the three-month periods ended March 31, 2024 and 2023 were $(0.00) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
The Company had no revenue for the three-month period ended March 31, 2024 and 2023, respectively.

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
Our cash provided by operating activities for three months ended March 31, 2024 was $10,259, which primarily reflects our net loss of 1,075, a decrease in other receivable of 1,700 offset with an increase in accounts payable of $8,457 and interest payable of $1,177 compared to
our cash provided in operating activities for three months ended March 31, 2023 was $1,695, which primarily reflects our net loss of $3,238, an increase in accounts payable of $3,763 and an increase in interest payable of $1,170
.

No cash was provided by Financing activity and no cash was spent on investment activity for three months ended March 31, 2024 and 2023 respectively.

At March 31, 2024 and December 31, 2023, the Company had working capital deficits of $185,227 and $184,152 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

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

It
em 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

It
em 4 - Controls and Procedures

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

Pa
rt II - Other Information

It
em 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

It
em 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

It
em 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the

t
hree
 months ended March 31, 2023, we had no unregistered sales of equity securities.

It
em 3. Defaults Upon Senior Securities

Not Applicable.

It
em 4. Mine Safety Disclosures

Not Applicable.

It
em 5. Other Information

Not Applicable.

It
em 6. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SI
GNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Renewable Energy Acquisition Corp.

Dated:	May 13, 2024	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

