Form 10-Q
period 2024-06-30
Renewable Energy Acquisition Corp.
filed 2024-08-09
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August
9
, 2024, 700,000 shares of common stock, par value $0.01, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUBILANT FLAME INTERNATIONAL, LTD.
FOR THE SIX-MONTH PERIODS ENDED June 30, 2023

Renewable Energy Acquisition Corp.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$8,062	$2,873
Other receivable, net of allowance	1,700	1,700
Total Current Assets	$9,762	$4,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$55,400	$47,610
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	28,165	26,281
Accrued interest payable - other	3,834	3,365

Total Current Liabilities	198,869	188,725

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(252,763)	(247,808)

Total Stockholders' Deficit	(189,107)	(184,152)

Total Liabilities and Stockholders’ Deficit	$9,762	$4,573

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Operations (Unaudited)
For The Three and Six Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023

Revenues	$		$		$		$

Operating expenses
Professional fees		6,100		7,075		17,350		18,825
Other expenses		1,195		1,546		2,742		4,045
Bad debt expense		-		-		-		-
Income-Standstill Payments		(5,100)		(3,000)		(18,500)		(16,000)

Total operating expenses		2,195		5,621		1,592		6,870

Loss from operations		(2,195)		(5,621)		(1,592)		(6,870)

Other expenses:
Interest expense		743		789		1,480		1,838
Interest expense - related party		942		942		1,884		1,883
Total other expenses:		1,685		1,731		3,364		3,721

Loss before provision for income taxes		(3,880)		(7,352)		(4,956)		(10,591)

Provision for income taxes		-		-		-		-

Net loss		$(3,880)		$(7,352)		$(4,956)		$(10,591)

Net loss per weighted-average share of common stock outstanding - basic and diluted		$(0.01)		$(0.01)		$(0.01)		$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted		700,000		700,000		700,000		700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three and Six Months Ended June 30, 2024 and 2023

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at April1, 2023	700,000	$70	$63,586	$(238,321)	$(174,665)

Net loss	-	-	-	(7,352)	(7,352)

Balance at June 30, 2023	700,000	$70	$63,586	$(245,673)	$(182,017)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at April1, 2024	700,000	$70	$63,586	$(248,883)	$(185,227)

Net loss	-	-	-	(3,880)	(3,880)

Balance at June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net loss	-	-	-	(10,591)	(10,591)

Balance at June 30, 2023	700,000	$70	$63,586	$(245,673)	$(182,017)

	Common Stock		Additional
	Shares	Amount	paid in capital	Accumulated deficit	Total
Balance at January 1, 2024	700,000	$70	$63,586	$(247,808)	$(184,151)

Net loss	-	-	-	(4,956)	(4,956)

Balance at June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

Renewable Energy Acquisition Corp.
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2024, and 2023

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,956)	$(10,591)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-
Changes in operating assets and liabilities: increase(decrease)
Decrease in other receivables
Cash overdraft
Accounts payable and accrued expense	7,791	6,530
Accrued interest payable	2,353	2,347

Net cash used in operating activities	5,189	(1,714)

Decrease in cash and cash equivalents	5,189	(1,714)

Cash and cash equivalents at beginning of period	2,873	3,780

Cash and cash equivalents at end of period	$8,06 2	$2,066

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,010	$1,3 69
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six- month period ended June 30, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2024 and December 31, 2023, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and six months ended June  30,  2024 and 2023 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2024 and December 31, 2023, accrued interest amounted to $3,834 and $3,365, respectively.

Note G - Notes Payable to Stockholders

 As of June 30, 2024 and December 31, 2023, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2024	2023

Notes payable	$83,819	$83,819
Accrued interest payable	28,165	26,281

Total due stockholders	$111,984	$110,100

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at June 30, 2024 and December 31, 2023. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded interest expense of $503, $1,010 and $554 and $1,369respectively on these advances.

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

The company received $18,500 in standstill fees from FIP during the period from January 1, 2024 through June 30, 2024.

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 11, 2024, the issue date of the financial statements for disclosure purposes. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

The Company had
no
revenue for the three month period ended June 30, 2024 and 2023, respectively.

Operating loss of $2,195, and $5,621 for the three month periods ended June 30, 2024 and 2023, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease of operating loss of $3,426 was primarily due to a decrease $975in professional fee and an increase of $2,100 in income of Standstill Payment for the three month period ended June 30, 2024.  The Company recorded an additional $5,100 and $3,000 in standstill fees from FIP during the three months ended June 30, 2024 and 2023, respectively.

Operating loss of
1,592
, and $
6,870
for the six month periods ended June 30, 2024 and 2023, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease of operating loss of $5,278 was primarily due to a decrease of $1,475 in professional fee and an increase of $2,500 in Income of Standstill Payment for the six month period ended June 30, 2024. The Company recorded an additional $18,
5
00 and $
16,000
in standstill fees from FIP during the six months ended June 30, 202
4
and 202
3
, respectively.

Other expenses of $1,685 and $
1,731
for the three month periods ended June 30, 2024 and 2023, respectively, were due to interest expenses on related party note payables and short term advance.

Other expenses of $
3,364
and $
3,721
for the six month periods ended June 30, 202
4
and 202
3
, respectively, were due to
interest expenses on related party note payables and short term advance.

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

Loss per share for the three months periods ended June 30, 2024 and 2023 were $(0.01), and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Loss per share for the six months periods ended June 30, 2024 and 2023 were $(0.01), and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash provided in operating activities for six months ended June 30, 2024 was $5,189, which primarily reflects our net loss of $4,956, changes in accounts payable of $7,791 and change in interest payable of $2,353 compared to
Our cash used in operating activities for six months ended June 30, 2023 was $1,714, which primarily reflects our net loss of $10,591, changes in accounts payable of $6,530, and change in interest payable of $2,347,

 At June 30, 2024 and December 31, 2023, the Company had working capital deficits of $189,107 and $184,152 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates it cash requirement for the next 12 months to be approximately $37,000.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 9, 2024	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

