Form 10-Q
period 2024-09-30
Renewable Energy Acquisition Corp.
filed 2024-11-08
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 8, 2024, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024

Renewable Energy Acquisition Corp.
Balance Sheets

	(Unaudited) September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$4,718	$2,873
Other receivable, net of allowance	3,400	1,700
Total Current Assets	8,118	4,573
Total Assets	$8,118	$4,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$54,837	$47,610
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest payable - stockholders	29,107	26,281
Accrued interest payable - other	4,069	3,365

Total Current Liabilities	199,482	188,725

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.0001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(255,020)	(247,808)

Total Stockholders’ Deficit	(191,364)	(184,152)

Total Liabilities and Stockholders’ Deficit	$8,118	$4,573

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Statements of Operations (Unaudited)
For The Three and Nine Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	4,250	5,750	21,600	24,575
Other expenses	1,423	782	4,165	4,826
Bad debt expense	-	-	-	-
Income-Standstill Payments	(5,100)	(6,800)	(23,600)	(22,800)

Total operating expenses	573	(268)	2,165	6,601

Income (loss) from operations	(573)	268	(2,165)	(6,601)

Other expenses:
Interest expense	742	741	2,222	2,579
Interest expense - related party	942	942	2,825	2,825
Total other expenses:	1,684	1,683	5,047	5,404

Income (loss) before provision for income taxes	(2,257)	(1,415)	(7,212)	(12,005)

Provision for income taxes	-	-	-	-

Net Income (loss)	$(2,257)	$(1,415)	$(7,212)	$(12,005)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements

Renewable Energy Acquisition Corp.
Condensed Statement of Changes in Stockholders’ Deficit (Unaudited)
For The Three and Nine Months Ended September 30, 2024 and 202
3

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance at June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

Net Income	-	-	-	(2,257)	(2,257)

Balance at September 30, 2024	700,000	$70	$63,586	$(255,020)	$(191,364)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at June 30, 2023	700,000	$70	$63,586	$(245,672)	$(182,016)

Net Income (Net Loss)	-	-	-	(1,415)	(1,415)

Balance at September 30, 2023	700,000	$70	$63,586	$(247,087)	$(183,431)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31 , 2023	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Income	-	-	-	(7,212)	(7,212)

Balance at September 30, 2024	700,000	$70	$63,586	$(255,020)	$(191,364)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2022	700,000	$70	$63,586	$(235,082)	$(171,426)

Net (loss)	-	-	-	(12,005)	(12,005)

Balance at September 30, 2023	700,000	$70	$63,586	$(247,087)	$(183,431)

Renewable Energy Acquisition Corp.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 202
4
, and 202
3

	For the Nine Months Ended September 30,
	202 4	202 3
Cash Flows from Operating Activities
Net Income (loss)	$(7,212)	$(12,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Bad debt expense	-	-
Changes in operating assets and liabilities:
Other receivables	(1,700)	-
Accounts payable and accrued expense	7,227	8,878
Accrued interest payable	3,530	3,524

Net cash provided by operating activities	1,845	397

Increase in cash and cash equivalents	1,845	397

Cash and cash equivalents at beginning of period	2,873	3,780

Cash and cash equivalents at end of period	$4,718	$4,177

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$1,518	$1,875
Income taxes paid during the period	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine- month period ended September 30, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2024 and December 31, 2023, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and nine months ended September 30, 2024 and 2023 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2024 and December 31, 2023, accrued interest amounted to $4,069 and $3,365, respectively.

Note G - Notes Payable to Stockholders

 As of September 30, 2024, and December 31, 2023, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2024	2023

Notes payable	$83,819	$83,819
Accrued interest payable	29,107	26,281

Total due stockholders	$112,926	$110,100

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at September 30, 2024 and December 31, 2023. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0.  During the three and nine months ended September 30, 2024 and September 30, 2023, the Company recorded interest expense of $508, $1,518,  and $506 and $1,875 respectively on these advances.

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

The company received $20,200 in standstill fees from FIP during the period from January 1, 2024 through September 30, 2024.

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 8, 2024, the issue date of the financial statements for disclosure purposes.

The Company received an additional $3,400 in standstill fees from FIP during the period October 1, 2024 to November 8, 2024.

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

The Company had no revenue for the three month period ended September 30, 2024 and 2023, respectively.

Operating income (expense) of $(573), and $268 for the three month periods ended September 30, 2024 and 2023, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The operating loss increase was related to decrease of Standstill payment of $1,700 in the three months period ended 2024.  The Company recorded $5,100 and $6,800 in standstill fees from FIP during the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 FIP is $3,400 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

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

Operating income (expenses) of $(2,165), and $(6,601) for the nine month periods ended September 30, 2024 and 2023, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The operating expense decrease was related to decrease of professional fee payment of $2,975 and  an increase of Standstill income of $800. The Company recorded a total $23,600 and $22,800 in standstill fees from FIP during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 FIP is $3,400 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,684 and $1,683 for the three month periods ended September 30, 2024 and 2023, respectively, were due to interest expenses on related party notes payable, notes payable, and short term advances.

Other expenses of $5,048 and $5,404 for the nine month periods ended September 30, 2024 and 2023, respectively, were due to interest expenses on related party notes payable, notes payable, and short term advances.

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

Loss per share for the three month periods ended September 30, 2024 and 2023 were $(0.00), and $ (0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Loss per share for the nine month periods ended September 30, 2024 and 2023 were $(0.01), and $ (0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Our cash provided in operating activities for nine months ended September 30, 2024 was $1,845, which primarily reflects our net loss of $7,212, offset with an increase in accounts payable of $7,227 and in interest payable of $3,530 compared to our cash used in operating activities for nine months ended September 30, 2023 was $397, which primarily reflects our net income of $12,005, offset with an increase in accounts payable of $8,878 and in interest payable of $3,524.

At September 30, 2024 and December 31, 2023, the Company had working capital deficits of $191,364 and $184,152 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024 we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	November 8, 2024	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

