Form 10-K
period 2024-12-31
Renewable Energy Acquisition Corp.
filed 2025-03-05
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

Yes
☒
 No
☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $-0- based upon 60,000 shares held by non-affiliates and no trading market.

As of March
5
, 2025, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.

Form 10-K for the Year Ended December 31, 2024

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

P
ART I

I
tem 1 - Business

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

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect.  The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FIP agreed to pay an additional $5,000 standstill fee on the first of each successive month while the agreement is in effect.  As of March 5, 2024 a definitive agreement has not consummated.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. And the minimum fee increased to $1,700 per month from June,2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

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
.

I
tem 1A - Risk Factors

Reverse merge uncertain
Reverse merger transactions involving shell companies often involve a contemporaneous funding event. Our ability to find a willing merger partner in the near future is uncertain. If we are able to attract a merger partner, our ability to conduct proper due diligence may be hindered, and finally, if we do enter into an agreement with at suitable target, we may not be able to find investors willing to fund the transaction. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain.

I
tem 1B - Unresolved Staff Comments

None

Item 1C. Cybersecurity

Not applicable to the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable to the Company.
I
tem 2 - Properties

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
 The Company’s telephone number is (612) 867-2203.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

I
tem 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

I
tem 4 - Mine Safety Disclosures

Not applicable to the Company.

P
ART II

I
tem 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock is not trading on any stock exchange or over-the-counter. We are not aware of any market activity in our common stock since its inception through the date of this filing.

Holders

As of March 5, 2025, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.

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

I
tem 6 - Selected Financial Data

Not applicable

I
tem 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. And the minimum fee increased to $1,700 per month from June,2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

Results of Operations

The Company had no revenue for the years ended December 31, 2024 and 2023, respectively.

Operating expenses of $3,677 and $5,645 for the years ended December 31, 2024 and 2023, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and $28,700 and $29,700 for the years ended December 2024 and 2023, respectively, as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business. During the years ended December 31, 2024 and 2023, the Company recorded a credit loss of $Nil and $Nil, respectively, pertaining to amounts owed on the Income-Standstill.

Other expenses of $7,856 and $7,081 for the years ended December 31, 2024 and 2023, respectively, were due to interest expense on notes payable, related party note payables and short-term advances.

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

Loss per share for the years ended December 31, 2024 and 2023 were $(0.02), and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

Plan of Business

Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.

Liquidity and Capital Resources

Our cash provided in operating activities for the year ended December 31, 2024 was $2,110 that primarily reflects our net loss of $11,533,  net of  change in accrued expense of $8,936 and change in accrued interest of $4,707, compared to cash used by operating activities of $907 for the year ended December 31, 2023, that mainly reflects our net loss of $12,726,  net of change in other receivables of $1,700, change in accounts payable of $8,818,  and change in accrued interest of $4,701.

At December 31, 2024 and 2023, the Company had working capital deficits of $195,685 and $184,152, respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2024 and 2023, notes payable of $15,650 and $15,650 at December 31, 2024 and 2023, respectively, and stockholder debt of $83,819 and $83,819, respectively, at December 31, 2024 and 2023.

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

I
tem 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

I
tem 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

I
tem 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

I
tem 9A - Controls and Procedures

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2023 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

I
tem 9B - Other Information
Insider Trading Policies and Procedures

As there is no trading market for the Company’s shares, the Company has not adopted any policies or procedures governing insider trading with respect to its shares.

P
ART III

I
tem 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	7 4	President, Chief Executive Officer
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

I
tem 11 - Executive Compensation

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2024	$-0-	$-0-
Principal Executive Officer	2023	$-0-	$-0-

I
tem 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and address	Number of Shares	Shares Beneficially Owned Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
2694 Blackwater Rd. NW
Longville, Minnesota 56655

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 5 , 2025, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

I
tem 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

The Company had no related party transactions in 2024 or 2023.

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

I
tem 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm. For the year ended December 31, 2023 and December 31, 2024 respectively, the audits were performed by
Hudgens CPAs. Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2024 and 2023, were as follows:

		RRBB
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
1. Audit fees	$15,500	$16,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$15,500	$16,000

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

I
tem 15 - Exhibits and Financial Statement Schedules
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

S
IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renewable Energy Acquisition Corp.
Dated: March 5 , 2025	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 5 , 2025	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

R
EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Renewable Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renewable Energy Acquisition Corp. (the Company) as of December 31, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of  the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
Firm ID: 6849
March
5
, 2025

Renewable Energy Acquisition Corp.
B
alance Sheets
As of December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$4,983	$2,873
Other receivable, net of allowance	1,700	1,700

Total Current Assets	$6,683	$4,573

Current Liabilities
Accounts payable and accrued expenses	$56,546	$47,610
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	30,049	26,281
Accrued interest - other	4,304	3,365

Total Current Liabilities	202,368	188,725

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(259,341)	(247,808)

Total Stockholders' Deficit	(195,685)	(184,152)

Total Liabilities and Stockholders' Deficit	$6,683	$4,573

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenue	$-	$-

Operating expenses
Professional fees	26,850	29,825
Bad debt expense
Other expenses	5,527	5,520
Income-Standstill Payments	(28,700)	(29,700)

Total operating expenses	3,677	5,645

Income(loss) from operations	(3,677)	(5,645)

Other expenses:
Interest expense	4,088	3,314
Interest expense - related party	3,768	3,767

Total other expenses:	7,856	7,081

Income / (Loss) before provision for income taxes	(11,533)	(12,726)

Provision for income taxes	-	-

Net income / (loss)	$(11,533)	$(12,726)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
S
tatements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2024 and 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2023	700,000	$70	$63,586	$(235,082)	$(171,426)

Net Loss	-	-	-	(12,726)	(12,726)

Balances, December 31, 2023	700,000	$70	$63,586	$(247,808)	$(184,152)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2024	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Loss	-	-	-	(11,533)	(11,533)

Balances, December 31, 2024	700,000	$70	$63,586	$(259,341)	$(195,685)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Years Ended December 31, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities
Net income / (loss)	$(11,533)	$(12,726)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	-	-
Changes in operating assets and liabilities:
Other receivables	-	(1,700)
Accounts payable and accrued expense	8,936	8,818
Accrued interest	4,707	4,701

Net Cash Provided by (Used In) Operating Activities	2,110	(907)

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	2,110	(907)
Cash and cash equivalents, Beginning of Period	2,873	3,780

Cash and cash equivalents, End of Period	$4,983	$2,873

Supplemental Disclosures:
Interest paid	$3,149	$3,068
Income taxes paid	$-	$-

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

For the years ended December 31, 2024 and 2023, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

New and Pending Accounting Pronouncements

The Comp
any has determined
that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, short-term advances and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note F - Notes Payable

As of December 31, 2024 and 2023, the Company had third party notes payable in the amount of $15,650 outstanding. The advances were to support the Company’s operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2023 and 2022, accrued interest amounted to $4,304 and $3,365, respectively.

Note G - Notes Payable to Stockholders

Through December 31, 2024, the Company borrowed $83,819 from the majority shareholder under notes payable to fund the Company’s operations. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $30,049 and $26,281 as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2023 and December 31, 2022, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2024	2023

Notes payable	$83,819	$83,819
Accrued interest payable	30,049	26,281

Total due stockholders	$113,868	$110,100

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2024 and 2023. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0. During the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense of $2,005, and $2,375, respectively on these advances.

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

Company received $27,700 in standstill fees from FIP during the period from January 1, 2024 through December 31, 2024.

Note J – Income Taxes

Income Taxes Provision
:
The components of income tax (benefit) expense for the each of the years ended December 31, 2024 and 2023 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

Tax Rate Reconciliation
:  The company’s applicable federal tax rate is 21% and the effective tax rate was 0% in 2024. The difference between statutory and effective tax rate was mainly attributable to the change in valuation allowance.

Significant Components of Deferred Taxes:

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2024 and 2023, respectively, relate solely to the Company’s net operating loss carry forward(s). These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating loss carry forwards	$47,514	$45,092
Less valuation allowance	(47,514)	(45,092)

Net Deferred Tax Asset	$-	$-

As of December 31, 2024, the Company has a U.S. federal net operating loss (“NOL”) carryover of $226,259.
The amount and availability of any net operating loss carry forward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax-exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

The valuation allowance for deferred tax assets as of December 31, 2024 was $47,514. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on all of the available evidence, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2024. Therefore, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2024.

Note K - Subsequent Events

Management has evaluated all activity of the Company through March
5
, 2025 the issue date of the financial statements for disclosure purposes.

The Company received an additional $3,400
in standstill fees from FIP during the period from Jan 1, 2025 through March
5
, 2025.

