Form 10-Q
period 2025-03-31
Renewable Energy Acquisition Corp.
filed 2025-05-12
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 12, 2025, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE THREE-MONTH PERIODS ENDED March 31, 2025

Renewable Energy Acquisition Corp.
Balance Sheets
As of March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$5,886	$4,983
Other receivable, net of allowance	-	1,700

Total Current Assets	$5,886	$6,683

Current Liabilities
Accounts payable	$66,335	$56,546
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	30,991	30,049
Accrued interest - other	4,538	4,304

Total Current Liabilities	213,333	202,368

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(271,108)	(259,341)

Total Stockholders' Deficit	(207,447)	(195,685)

Total Liabilities and Stockholders' Deficit	$5,886	$6,683

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three Months Ended March 31, 2025 and 202
4
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$-	$-

Operating expenses
Professional fees	12,750	11,250
Other expenses	1,364	-
Income-Standstill Payments	(5,100)	(13,400)

Total operating expenses	9,014	(604)

Income (loss) from operations	(9,014)	604

Other income / (expenses):
Interest expense	1,806	737
Interest expense - related party	942	942
Total other income / (expenses):	2,748	1,679

Income / (Loss) before provision for income taxes	-	-

Provision for income taxes	-	-

Net income / (loss)	$(11,762)	$(1,075)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three Ended March 31, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January1, 2025	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Income	-	-	-	(11,762)	(11,762)

Balances, March 31, 2025	700,000	$70	$63,586	$(271,103)	$(207,447)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2024	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Income	-	-	-	(1,075)	(1,075)

Balances, March 31, 2024	700,000	$70	$63,586	$(248,883)	$(185,227)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net income	$(11,762)	$(1,075)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expense	9,789	-
Other receivables	1,700	1,700
Accounts payable and accrued expense	-	8,457
Accrued interest	1,176	1,177

Net Cash Provided by (Used In) Operating Activities	903	10,259

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	903	10,259
Cash and cash equivalents, Beginning of Period	4,983	2,873

Cash and cash equivalents, End of Period	$5,886	$13,132

Supplemental Disclosures:
Interest paid	$1,090	$503
Income taxes paid	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three period ended March 31, 2025 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

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

Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2019.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2025 and December 31, 2024, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three ended March 31, 2025 and 2024 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2025 and December 31, 2024, associated accrued interest balance amounted to $4,538 and $4,304, respectively.

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $30,991 and $30,049 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2025	2024

Notes payable	$83,819	$83,819
Accrued interest payable	30,991	30,049

Total due stockholders	$114,810	$113,868

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at March 31, 2025 and December 31, 2024. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled $0.  During the three months ended March 31, 2025 and March 31, 2024, the Company recorded related interest expense as credit card charge fee of $473 and $503, respectively, on these advances.

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

The company received $5,100 in standstill fees from FIP during the period from January 1, 2025 through March 31, 2025.

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 12, 2025, the issue date of the financial statements for disclosure purposes.

The Company received an additional $8,000 in standstill fees from FIP during the period April 1, 2025 to May 12, 2025.

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
The Company had no revenue for the three-month periods ended March 31, 2025 and 2024, respectively.

Operating income(loss) of $(9,014), and $604 for the three-month periods ended March 31, 2025 and 2024, respectively. The operating income were mainly related to standstill fees received during the periods.  The Company recorded $5,100 and $13,400 in standstill fees from FIP during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $2,748 and $1,679 for the three-month periods ended March 31, 2025 and 2024, respectively, were due to interest expenses on related party note payables and short-term advances.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Income per share for the three-month periods ended March 31, 2025 and 2024 were $(0.02) and $(0.002), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

The Company had no revenue for the three-month period ended March 31, 2025 and 2024, respectively.

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
Our cash provided by operating activities for three months ended March 31, 2025 was $903, which primarily reflects our net loss of 11,762, an decrease in other receivable of 1,700 and an increase o accrued expense of $9,789 and interest payable of $1,177 compared to
our cash provided in operating activities for three months ended March 31, 2024 was $10,259, which primarily reflects our net loss of $1,075, an decrease in other receivable of 1,700 and an increase in accounts payable of $8,457 and interest payable of $1,177.

No cash provided by Financing activity and no cash spent investment activity for three months ended March 31, 2025 and 2024 respectively.

At March 31, 2025 and December 31, 2024, the Company had working capital deficits of $213,333 and $202,368 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

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
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	May 12, 2025	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

