Form 10-Q
period 2025-06-30
Renewable Energy Acquisition Corp.
filed 2025-08-12
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended June 30, 2025

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE THREE and SIX-MONTH PERIODS ENDED JUNE 30, 2025

Renewable Energy Acquisition Corp.
Balance Sheets
As of June 30, 2025 and December 31, 2024
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$4,577	$4,983
Other receivable, net of allowance	1,700	1,700

Total Current Assets	$6,277	$6,683

Current Liabilities
Accounts payable and accrued expenses	$60,717	$56,546
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	31,933	30,049
Accrued interest - other	4,773	4,304

Total Current Liabilities	208,892	202,368

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(266,272)	(259,341)

Total Stockholders' Deficit	(202,616)	(195,685)

Total Liabilities and Stockholders' Deficit	$6,277	$6,683

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	2,850	6,100	15,600	17,350
Other expenses	2,994	1,195	4,359	2,742
Income-Standstill Payments	(13,400)	(5,100)	(18,500)	(18,500)
Total operating expenses	(7,556)	2,195	1,459	1,592

Income (loss) from operations	7,556	(2,195)	(1,459)	(1,592)

Other expenses:
Interest expense	1,782	743	3,588	1,480
Interest expense - related party	942	942	1,884	1,884
Total other expenses:	2,724	1,685	5,472	3,364

Income / (Loss) before provision for income taxes	4,832	(3,880)	(6,931)	(4,956)

Provision for income taxes	-	-	-	-

Net income / (loss)	$4,832	$(3,880)	$(6,931)	$(4,956)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$0.01	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, April 1, 2025	700,000	$70	$63,586	$(271,103)	$(207,447)

Net income	-	-	-	4,832	4,832

Balances, June 30, 2025	700,000	$70	$63,586	$(266,271)	$(202,615)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2025	700,000	$70	$63,586	$(259,340)	$(195,684)

Net Income	-	-	-	(6,931)	(6,931)

Balances, June 30, 2025	700,000	$70	$63,586	$(266,271)	$(202,615)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, April 1, 2024	700,000	$70	$63,586	$(248,883)	$(185,227

Net Income	-	-	-	(3,880)	(3,880)

Balances, June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2024	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Income	-	-	-	(4,956)	(4,956)

Balances, June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net income / (loss)	$(6,931)	$(4,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expense	4,171	7,791
Accrued interest	2,353	2,353
Net Cash Provided by (Used In) Operating Activities	(406)	5,189

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(406)	5,189
Cash and cash equivalents, Beginning of Period	4,983	2,873

Cash and cash equivalents, End of Period	$4,577	$8,062

Supplemental Disclosures:
Interest paid	$3,119	$1,010
Income taxes paid	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three  and six -month period ended June 30, 2025 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

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

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favourable to or affordable by the Company.

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2025 and December 31, 2024, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and six-month ended June 30, 2025 and 2024 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2025 and December 31, 2024, accrued interest amounted to $4,773 and $4,304, respectively.

As of June 30, 2025 and December 31, 2024, the outstanding aggregate balances of advances from a third party were as follows:

	June 30,	December 31,
	2025	2024

Notes payable	$15,650	$15,650
Accrued interest payable	4,773	4,304

Total due stockholders	$20,423	$19,954

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $31,933 and $30,049 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2025	2024

Notes payable	$83,819	$83,819
Accrued interest payable	31,933	30,049

Total due stockholders	$115,752	$113,868

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at June 30, 2025 and December 31, 2024. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled $0.  During the three months ended June 30, 2025 and June 30, 2024, the Company recorded related interest expense as credit card charge fee of $482 and $503, respectively, on these advances.

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

The company earned $18,500 in standstill fees from FIP during the period from January 1, 2025 through June 30, 2025.

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 12, 2025, the issue date of the financial statements for disclosure purposes.

The Company received an additional $
XX
in standstill fees from FIP during the period April 1, 2025 to August 12, 2025.

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

The Company had no revenue for the three-month periods ended June 30, 2025 and 2024, respectively.

Operating income(loss) of $7,556, and $(2,195) for the three-month periods ended June 30, 2025 and 2024, respectively. The operating income were mainly related to standstill fees received during the periods.  The Company recorded $13,400 and $5,100 in standstill fees from FIP during the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

The company had no revenue for the six-month period ended June 30, 2025 and 2024, respectively.

Operating income loss of 1,459, and $1,592 for the six month periods ended June 30, 2025 and 2024, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease of operating loss of $133 was primarily due to a decrease of $1,750 in professional fee. The Company recorded $18,500 and $18,500 in standstill fees from FIP during the six months ended June 30, 2025 and 2024, respectively.

Other expenses of $2,724 and $1,685 for the three-month periods ended June 30, 2025 and 2024, respectively, were due to interest expenses on related party note payables and short-term advances.

Other expenses of $5,472 and $3,364 for the six month periods ended June 30, 2025 and 2024, respectively, were primarily due to interest expenses on related party note payables and short term advance
.

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

Income (loss) per share for the three-month periods ended June 30, 2025 and 2024 were $0.01 and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
Loss per share for the six months periods ended June 30, 2025 and 2024 were $(0.01), and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

(4)	Plan of Business

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. We file reports with the Securities and Exchange Commission as a result of registering our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the consummation of a business transaction with an operating company, the surviving company resulting from the transaction will continue to be subject to the reporting requirements of the Exchange Act. Although an operating company may choose to effectuate a business combination with a company that is trading on the OTC Bulletin Board in order to become public, the terms of such a transaction to the operating company may not be as favourable as those available from us as a non-trading reporting company. Therefore, we believe that we may be attractive to a private operating company seeking to become public.

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

We believe that business opportunities may come to our attention from various sources, including, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favourable to us or our current stockholders. Discussions have been held from time to time with potential business combination candidates, and the Company has been paid standstill fees in connection with Letters of Intent that were entered into regarding potential business combinations. However, as of this date, no Letter of Intent has resulted in any definitive agreement being entered into with any party. We have flexibility in seeking, analysing and participating in potential business opportunities. In our effort to analyse potential acquisition targets, we will consider the following kinds of factors:

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

Our cash used by operating activities for six months ended June 30, 2025 was $406, which primarily reflects our netloss of 6,931, net with an increase of Accounts payable and accrued expense of $4,171 and accrued interest of $2,353 compared to our cash provided in operating activities for six months ended June 30, 2024 was $5,189, which primarily reflects our net loss of $4,956, net with an increase in Accounts payable and accrued expense of $7,791 and accrued interest of $2,353.

No cash provided by Financing activity and no cash spent investment activity forsix months ended June 30, 2025 and 2024 respectively.

On June 30, 2025 and December 31, 2024, the Company had working capital deficits of $202,616 and $195,685 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company estimates it cash requirement for the next 12 months to be approximately $35,000.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favourable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	August 12, 2025	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

