Form 10-Q
period 2025-09-30
Renewable Energy Acquisition Corp.
filed 2025-11-07
CIK 1418302

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
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 7, 2025, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.
Form 10-Q for the Quarter Ended
September
30, 2025

PART I – FINANCIAL INFORMATION
ITEM1. FINANCIAL STATEMENTS
Renewable Energy Acquisition Corp.
FOR THE THREE and
NINE
-MONTH PERIODS ENDED SEPTEMBER 30, 2025

Renewable Energy Acquisition Corp.
Balance Sheets
As of September 30, 2025 and December 31, 2024

	(Unaudited)
	September 30	December 31
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$3,850	$4,983
Other receivable, net of allowance	3,400	1,700

Total Current Assets	$7,250	$6,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$62,930	$56,546
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	32,875	30,049
Accrued interest - other	5,008	4,304

Total Current Liabilities	212,282	202,368

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(268,687)	(259,341)

Total Stockholders' Deficit	(205,031)	(195,685)

Total Liabilities and Stockholders' Deficit	$7,251	$6,683

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three and
Nine
Months Ended September 30, 2025 and 2024
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	4,750	4,250	20,350	21,600
Other expenses	73	1,423	4,431	4,165
Income-Standstill Payments	(5,100)	(5,100)	(23,600)	(23,600)
Total operating expenses	(277)	573	1,181	2,165

Income (loss) from operations	277	(573)	(1,181)	(2,165)

Other expenses:
Interest expense	1,751	742	5,340	2,222
Interest expense - related party	942	942	2,826	2,825
Total other expenses:	2,693	1,684	8,165	5,047

Income / (Loss) before provision for income taxes	(2,416)	(2,257)	(9,346)	(7,212)

Provision for income taxes	-	-	-	-

Net income / (loss)	$(2,416)	$(2,257)	$(9,346)	$(7,212)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part o
f
these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three and
Nine
Months Ended September 30, 2025 and 2024
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, June 30 , 202 5	700,000	$70	$63,586	$(266,271)	$(202,615)

Net Income	-	-	-	(2,416)	(2,416)

Balances, September 30, 202 5	700,000	$70	$63,586	$(268,687)	$(205,031)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2024	700,000	$70	$63,586	$(252,763)	$(189,107)

Net Income	-	-	-	(2,257)	(2,257)

Balances, September 30, 2024	700,000	$70	$63,586	$(255,020)	$(191,364)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 3 1, 202 4	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Income	-	-	-	(9,346)	(9,346)

Balances, September 30, 2025	700,000	$70	$63,586	$(268,687)	$(205,031)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 3 1, 202 3	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Income	-	-	-	(7,212)	(7,212)

Balances, September 30, 2024	700,000	$70	$63,586	$(255,020)	$(191,364)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the
Nine
Months Ended September 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net income / (loss)	$(9,346)	$(7,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other receivables	(1,700)	(1,700)
Accounts payable and accrued expense	6,383	7,227
Accrued interest	3,530	3,530
Net Cash Provided by (Used In) Operating Activities	(1,133)	1,845

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(1,133)	1,845

Cash and cash equivalents, Beginning of Period	4,983	2,873

Cash and cash equivalents, End of Period	$3 , 85 0	$4 , 718

Supplemental Disclosures:
Interest paid	$4 , 635	$1, 518
Income taxes paid	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2025 and December 31, 2024, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and
nine
-month ended September 30, 2025 and 2024 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2025 and December 31, 2024, accrued interest amounted to $
5,008
and $4,304, respectively.

As of September 30, 2025 and December 31, 2024, the outstanding aggregate balances of advances from a third party were as follows:

	September 30,	December 31,
	2025	2024

Notes payable	$15,650	$15,650
Accrued interest payable	5,008	4,304

Total due stockholders	$20,658	$19,954

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $32,875 and $30,049 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2025	2024

Notes payable	$83,819	$83,819
Accrued interest payable	32,875	30,049

Total due stockholders	$116,694	$113,868

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at September 30, 2025 and December 31, 2024. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled $0.  During the three and nine
months ended September 30, 2025 and September 30, 2024, the Company recorded related interest expense of $483
,
$1,438 and $
508
,$
1,518
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

The company earned
$
23,600
 in standstill fees from FIP during the period from January 1, 2025 through September 30, 2025.

Note J - Subsequent Events

Management has evaluated all activity of the Company through
November
7, 2025, the issue date of the financial statements for disclosure purposes.
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
The Company had no revenue for the three-month periods ended September 30, 2025 and 2024, respectively.

Operating income
(loss) of $
277
, and $(
573
) for the three-month periods ended September 30, 2025 and 2024, respectively. The operating income were mainly related to standstill fees received during the periods. The Company recorded $
5
,
1
00 and $5,100 in standstill fees from FIP during the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, FIP is in arrears in the payment of standstill fees due for two months under the standstill agreement, and neither party has terminated the agreement.

The company had no revenue for the
nine
-month period ended September 30, 2025 and 2024, respectively.

Operating income
(
loss
)
of
$(
1,
181)
, and $
(2
,
165)
for the
nine
month periods ended September 30, 2025 and 2024, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The decrease of operating loss of $
984
was primarily due to a decrease of $1,
2
50 in professional fee. The Company recorded $
23
,
6
00 and $
23
,
6
00 in standstill fees from FIP during the
nine
months ended September
30, 2025 and 2024, respectively.

Other expenses of $2,
693
and $1,68
4
for the three-month periods ended September
30, 2025 and 2024, respectively, were due to interest expenses on related party note payables and short-term advances.

Other expenses of $
8
,
165
and $
5
,
047
for the
nine-
month periods ended September
30, 2025 and 2024, respectively, were primarily due to interest expenses on related party note payables and short-term advance.

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

Income (loss) per share for the three-month periods ended September
30, 2025 and 2024 were $
(
0.0
0
)
 and $(0.0
0
), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
Loss per share for the
nine
months periods ended September
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
Our cash used by operating activities for
nine
months ended September
30, 2025 was $
1,13
3
, which primarily reflects our net loss of
$9
,
346
and an increase of $1,700 in other receivable
, net with an increase of Accounts payable and accrued expense of $
6
,
384
and accrued interest of $
3
,
530
compared to our cash provided in operating activities for
nine
months ended September
30, 2024 was $
1
,
845
, which primarily reflects our net loss of $
7
,
212
, net with an increase in Accounts payable and accrued expense of $7,
227
and accrued interest of $
3
,
530
. The increase of $2,978 in cash used in operating activity for nine months ended September 30,2025 comparing to nine months ended September 30,2024 primarily due to an increase of $2,134 in loss, and a decrease of $843 in accounts payable and accrued expense decrease.

No cash provided by Financing activity and no cash spent investment activity for nine
months ended September
30, 2025 and 2024 respectively.

On September
30, 2025 and December 31, 2024, the Company had working capital deficits of $20
5
,
032
and $195,685 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

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

Renewable Energy Acquisition Corp.

Dated:	November 7, 2025	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

