Form 10-K
period 2025-12-31
Renewable Energy Acquisition Corp.
filed 2026-04-17
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Yes

☒
 No
☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2025 was a pprox
imately $-0- based upon 60,000 shares held by non-affiliates and no trading market.

As of
April 1
7
, 2026, there were 700,000 shares of common stock issued and outstanding.

Renewable Energy Acquisition Corp.
Form 10-K for the Year Ended December 31, 2025

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
Holders
As of March 25, 2026, there were four stockholders of record, who owned all of the 700,000 shares of our common stock issued and outstanding.
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

Results of Operations
The Company had no revenue for the years ended December 31, 2025 and 2024, respectively.
Operating expenses of $5,576 and $3,677 for the years ended December 31, 2025 and 2024, respectively, were directly related to maintaining the corporate entity, investigating opportunities pursuant to the Company’s business plan and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934 and $26,700 and $28,700 for the years ended December 2024 and 2023, respectively, as Income-Standstill Payments as an offset to operating expenses as the funds must be used for expenses incurred in the ordinary course of business. During the years ended December 31, 2025 and 2024, the Company recorded a credit loss of $Nil and $Nil, respectively, pertaining to amounts owed on the Income-Standstill.
Other expenses of $10,763 and $7,856 for the years ended December 31, 2025 and 2024, respectively, were due to interest expense on notes payable, related party note payables and short-term advances.
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
Loss per share for the years ended December 31, 2025 and 2024 were $(0.02), and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
Plan of Business
Our development plan, form of acquisition and a discussion of the renewable energy industry and its related infrastructure is more fully discussed in Part 1, Item 1 of this filing.
Liquidity and Capital Resources
Our cash provided in operating activities for the year ended December 31, 2025 was $2,625 that primarily reflects our net loss of $16,339,  net of  change in other receivable of $1,700, account payable and accrued expense of $12,557 and change in accrued interest of $4,707, compared to cash used by operating activities of $2,110 for the year ended December 31, 2024, that mainly reflects our net loss of $11,533,  net of change in accrued expense of $8,936 and change in accrued interest of $4,707.
At December 31, 2025 and 2024, the Company had working capital deficits of $212,024 and $195,685, respectively; inclusive of short term loans of $12,000 and $12,000 respectively at December 31, 2025 and 2024, notes payable of $15,650 and $15,650 at December 31, 2025 and 2024, respectively, and stockholder debt of $83,819 and $83,819, respectively, at December 31, 2025 and 2024.
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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2025 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one executive operating officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness, which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because it is not required under applicable regulations.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Insider Trading Policies and Procedures

As there is no trading market for the Company’s shares, the Company has not adopted any policies or procedures governing insider trading with respect to its shares.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Craig S. Laughlin	76	President, Chief Executive Officer
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2025, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Total ($)
Craig S. Laughlin,	2025	$-0-	$-0-
Principal Executive Officer	2024	$-0-	$-0-

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

Name and address	Number of Shares	Shares Beneficially Owned Percentage (1)

Craig S. Laughlin (2)	640,000	91.4%
2694 Blackwater Rd. NW
Longville, Minnesota 56655

All Executive officers and Directors as a Group (1 person)	640,000	91.4%

(1)	On March 25, 2026, there were 700,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)	The number of shares held by Mr. Laughlin includes 51,000 shares over which he may be deemed to have shared voting and investment control because they are held by his spouse.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

The Company had no related party transactions in 2025 or 2024.

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

Item 14 - Principal Accountant Fees and Services

The Company’s financial statements are audited annually by an independent registered public accounting firm
..
Fees for professional services provided by the principal accountants for the fiscal years ended December 31, 2025 and 2024, were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
1. Audit fees	$15,500	$15,500
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$15,500	$15,500

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

Renewable Energy Acquisition Corp.
Dated: April 17 , 2026	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: April 17 , 2026	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Renewable Energy Acquisition Corp.

Renewable Energy Acquisition Corp.
Balance Sheets
As of December 31, 2025 and 2024
(UNAUDITED)

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$7,608	$4,983
Other receivable, net of allowance	-	1,700

Total Current Assets	$7,608	$6,683

Current Liabilities
Accounts payable and accrued expenses	$69,103	$56,546
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	33,817	30,049
Accrued interest - other	5,243	4,304

Total Current Liabilities	219,632	202,368

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(275,680)	(259,341)

Total Stockholders' Deficit	(212,024)	(195,685)

Total Liabilities and Stockholders' Deficit	$7,608	$6,683

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Years Ended December 31, 2025 and 2024
(UNAUDITED)

	2025	2024

Revenue	$-	$-

Operating expenses
Professional fees	26,100	26,850
Bad debt expense
Other expenses	6,176	5,527
Income-Standstill Payments	(26,700)	(28,700)

Total operating expenses	5,576	3,677

Income(loss) from operations	(5,576)	(3,677)

Other expenses:
Interest expense	6,995	4,088
Interest expense - related party	3,768	3,768
Total other expenses:	10,763	7,856

Income / (Loss) before provision for income taxes	(16,339)	(11,533)

Provision for income taxes	-	-

Net income / (loss)	$(16,339)	$(11,533)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2025 and 2024
UNAUDITED

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2024	700,000	$70	$63,586	$(247,808)	$(184,152)

Net Loss	-	-	-	(11,533)	(11,533)

Balances, December 31, 2024	700,000	$70	$63,586	$(259,341)	$(195,685)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2025	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Loss	-	-	-	(16,339)	(16,339)

Balances, December 31, 2025	700,000	$70	$63,586	$(275,680)	$(212,024)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024
UNAUDITED

	2025	2024
Cash Flows from Operating Activities
Net income / (loss)	$(16,339)	$(11,533)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	-	-
Changes in operating assets and liabilities:
Other receivables	1,700	-
Accounts payable and accrued expense	12,557	8,936
Accrued interest	4,707	4,707

Net Cash Provided by (Used In) Operating Activities	2,625	2,110

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	2,625	2,110
Cash and cash equivalents, Beginning of Period	4,983	2,873

Cash and cash equivalents, End of Period	$7,608	$4,983

Supplemental Disclosures:
Interest paid	$5,604	$3,149
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
UNAUDITED

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

This Annual Report on Form 10-K for the period ended December 31, 2025 has not been audited by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2025 and 2024, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the years ended December 31, 2025 and 2024, respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

As of December 31, 2025 and 2024, the Company had third party notes payable in the amount of $15,650 outstanding. The advances were to support the Company’s operations. These advances are due upon demand and bear interest at 6.0% per annum. As of December 31, 2025 and 2024, accrued interest amounted to $5,243 and $4,304, respectively.

Note G - Notes Payable to Stockholders

Through December 31, 2025, the Company borrowed $83,819 from the majority shareholder under notes payable to fund the Company’s operations. The advances are due upon demand and bear interest at 6.0% per annum.

 The Company has accrued interest payable to the majority stockholder aggregating $33,817 and $30,049 as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, the outstanding aggregate balances payable to stockholders were as follows:

	December 31,	December 31,
	2025	2024

Notes payable	$83,819	$83,819
Accrued interest payable	3,3817	30,049

Total due stockholders	$117,636	$113,868

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended D ecem
ber 31, 2019 the Company repaid $5,000 leaving a balance of $12,000 at December 31, 2025 and 2024. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled approximately $0. During the years ended December 31, 2025 and December 31, 2024, the Company recorded interest expense of $1,903, and $2,005, respectively on these advances.

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

Company received $26,700 in standstill fees from FIP during the period from January 1, 2025 through December 31, 2025.

Note J – Income Taxes

Income Taxes Provision
: The components of income tax (benefit) expense for the each of the years ended December 31, 2025 and 2024 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

Tax Rate Reconciliation
:  The company’s applicable federal tax rate is 21% and the effective tax rate was 0% in 2025. The difference between statutory and effective tax rate was mainly attributable to the change in valuation allowance.

Significant Components of Deferred Taxes:

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2025 and 2024, respectively, relate solely to the Company’s net operating loss carry forward(s). These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Net operating loss carry forwards	$50,946	$47,514
Less valuation allowance	(50,946)	(47,514)

Net Deferred Tax Asset	$-	$-

As of December 31, 2025, the Company has a U.S. federal net operating loss (“NOL”) carryover of $242,598. The amount and availability of any net operating loss carry forward(s) will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50% change in control; the applicable long-term tax-exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carry forward(s).

The valuation allowance for deferred tax assets as of December 31, 2025 was $50,945. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on all of the available evidence, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2025. Therefore, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2025.

Note K - Subsequent Events

Management has evaluated all activity of the Company through
April 16
, 2026 the issue date of the financial statements for disclosure purposes. M management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

