Form 10-Q
period 2026-03-31
Renewable Energy Acquisition Corp.
filed 2026-05-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 1
3
, 2026, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.

Form 10-Q for the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE THREE-MONTH PERIODS ENDED March 31, 2026

Renewable Energy Acquisition Corp.
Balance Sheets
As of March 31, 2026 and December 31, 2025
(Unaudited and Unreviewed)

	March 31,	December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$2,296	$7,608
Other receivable, net of allowance	-	-

Total Current Assets	$2,296	$7,608

Current Liabilities
Accounts payable and accrued expenses	$67,722	$69,103
Short-term advances	12,000	12,000
Notes payable to stockholders	83,819	83,819
Notes payable	15,650	15,650
Accrued interest - stockholders	34,759	33,817
Accrued interest - other	5,478	5,243

Total Current Liabilities	219,428	219,632

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(280,788)	(275,680)

Total Stockholders' Deficit	(217,132)	(212,024)

Total Liabilities and Stockholders' Deficit	$2,296	$7,608

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three Months Ended March 31, 2026 and 2025
(Unaudited and Unreviewed)

	For the Three Months Ended March 31,
	2025	2025

Revenues	$-	$-

Operating expenses
Professional fees	750	12,750
Other expenses	3,181	1,364
Income-Standstill Payments	-	(5,100)

Total operating expenses	3,931	9,014

Income (loss) from operations	(3,931)	(9,014)

Other income / (expenses):
Interest expense	235	1,806
Interest expense - related party	942	942
Total other income / (expenses):	1,177	2,748

Income / (Loss) before provision for income taxes	(5,108)	(11,762)

Provision for income taxes	-	-

Net income / (loss)	$(5,108)	$(11,762)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.02)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Three Ended March 31, 2026 and 2025
(Unaudited and Unreviewed)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January1, 2026	700,000	$70	$63,586	$(275,680)	$(212,024)

Net Income/ Loss	-	-	-	(5,108)	(5,108)

Balances, March 31, 2026	700,000	$70	$63,586	$(280,788)	$(217,132)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January1, 2025	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Income/ Loss	-	-	-	(11,762)	(11,762)

Balances, March 31, 2025	700,000	$70	$63,586	$(271,103)	$(207,447)

The accompanying notes are an integral part of these financial statements.
4

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Unaudited and Unreviewed)

	2026	2025
Cash Flows from Operating Activities
Net income	$(5,108)	$(11,762)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other receivables	-	1,700
Accounts payable and accrued expense	(1,381)	9,789
Accrued interest	1,177	1,176

Net Cash Provided by (Used In) Operating Activities	(5,312)	903

Cash Flows from Financing Activities
Cash received from notes payable - related party	-	-

Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(5,312)	903
Cash and cash equivalents, Beginning of Period	7,608	4,983

Cash and cash equivalents, End of Period	$2,296	$5,886

Supplemental Disclosures:
Interest paid	$-	$1,090
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Notes to Financial Statements
(Unaudited and Unreviewed)

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three period ended March 31, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2019. The Company uses the asset and liability method of accounting for income taxes. At March 31, 2026 and December 31, 2025, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three ended March 31, 2026 and 2025 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of March 31, 2026 and December 31, 2025, associated accrued interest balance amounted to $5,478 and $5,243, respectively.

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $34,759 and $33,817 as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the outstanding aggregate balances payable to stockholders were as follows:

	March 31,	December 31,
	2026	2025

Notes payable	$83,819	$83,819
Accrued interest payable	34,759	33,817

Total due stockholders	$118,578	$117,636
Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at March 31, 2026 and December 31, 2025. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totaled $0.

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

The company received $ 0 and $5,100 in standstill fees from FIP during the three months ended March 31, 2026 and 2025, respectively.

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 1
3
, 2026, the issue date of the financial statements for disclosure purposes. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

The Company had no revenue for the three-month periods ended March 31, 2026 and 2025, respectively.

Operating income(loss) of $(3,931), and $(9,014) for the three-month periods ended March 31, 2026 and 2025, respectively. The change in operating income were mainly related to decreases in professional fees offset by decreases in standstill fees received during the periods.  The Company recorded $750  and $12,750 in professional fees during the three months ended March 31, 2026 and 2025, respectively. The decline was due to a decline in accounting and audit fees in 2026.  The Company recorded $0  and $5,100 in standstill fees from FIP during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,177 and $2,748 for the three-month periods ended March 31, 2026 and 2025, respectively, were due to interest expenses on related party note payables and short-term advances.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

Income per share for the three-month periods ended March 31, 2026 and 2025 were $(0.02) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

We were formed as a vehicle to pursue a merger, capital stock exchange, asset acquisition or other similar business transaction with an operating business. Although we may consider a target business in any segment of any industry, we have thus far concentrated our search for an acquisition candidate on companies focused on the development, installation, financing, and/or manufacturing of:

•	Energy efficiency and energy conservation related products and services;
•	“Clean energy” products such as wind, solar, and other renewable energy technologies;
•	Sustainably manufactured and “Green Design” products that minimize negative environmental impacts while conserving energy and natural resources; and
•	Companies that incorporate any of the above in their business models.

Development Plan

Based on our proposed business activities, we are a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as, any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

We also qualify as a “shell company,” as defined under Rule 12b-2 adopted by the SEC pursuant to the Exchange Act, because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters. It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other tax free transaction provisions under the Code, all prior stockholders would retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who are stockholders prior to the acquisition. Our present stockholders will likely not have control of our majority voting securities following an acquisition transaction. However, our present stockholders will benefit from such a transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present directors or officers may resign and one or more new directors or officers may be appointed in connection with the transaction.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

(5)	Liquidity and Capital Resources

Our cash used in operating activities for three months ended March 31, 2026 was $(5,312), which primarily reflects our net loss of $(5,108), an increase in accrued interest of $1,177, offset by a decrease in accounts payable and accrued expense of $(1,381) compared to cash provided by operating activities for three months ended March 31, 2026 was $903, which primarily reflects our net loss of 11,762, an decrease in other receivable of 1,700 and an increase in accounts payable and accrued expenses of $9,789 and interest payable of $1,177.

No cash provided by Financing activity and no cash spent investment activity for three months ended March 31, 2026 and 2025 respectively.

At March 31, 2026 and December 31, 2025, the Company had working capital deficits of $217,132 and $212,024 respectively, including notes payable to stockholders of $83,819 and $83,819, respectively in each respective period.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern. The Company estimates it cash requirement for the next 12 months to be approximately $30,000.

The Company’s need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	May 1 3 , 2026	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

