Form 10-Q
period 2026-06-30
Renewable Energy Acquisition Corp.
filed 2026-08-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 1
3
, 2026, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.
Form 10-Q for the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Renewable Energy Acquisition Corp.
FOR THE SIX-MONTH PERIODS ENDED June 30, 2026
1

Renewable Energy Acquisition Corp.
Balance Sheets
As of June 30, 2026 and December 31, 2025
(Unaudited and Unreviewed)

	June 30,	December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$3,464	$7,608
Other receivable, net of allowance	-	-

Total Current Assets	$3,464	$7,608

Current Liabilities
Accounts payable and accrued expenses	$10,726	$69,103
Short-term advances	-	12,000
Line of credit	72,945	-
Notes payable to stockholders	83,969	83,819
Notes payable	15,650	15,650
Accrued interest – stockholders	35,702	33,817
Accrued interest – other	5,712	5,243

Total Current Liabilities	224,704	219,632

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(284,896)	(275,680)

Total Stockholders' Deficit	(221,240)	(212,024)

Total Liabilities and Stockholders' Deficit	$3,464	$7,608

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited and Unreviewed)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	1,600	2,850	2,350	15,600
Other expenses	4,135	2,995	7,316	4,359
Income-Standstill Payments	(3,500)	(13,400)	(3,500)	(18,500)

Total operating expenses	2,235	(7,555)	6,166	1,459

Income (loss) from operations	(2,235)	7,555	(6,166)	(1,459)

Other income / (expenses):
Interest expense	930	1,782	1,165	3,588
Interest expense - related party	943	942	1,885	1,884
Total other income / (expenses):	1,873	2,724	3,050	5,472

Income / (Loss) before provision for income taxes	(4,108)	4,832	(9,216)	(6,931)

Provision for income taxes	-	-	-	-

Net income / (loss)	$(4,108)	$4,832	$(9,216)	$(6,931)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Six Months Ended June 30, 2026 and 2025
(Unaudited and Unreviewed)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2026	700,000	$70	$63,586	$(275,680)	$(212,024)

Net Loss	-	-	-	(5,108)	(5,108)

Balances, March 31, 2026	700,000	70	63,586	(280,788)	(217,132)

Net Loss	-	-	-	(4,108)	(4,108)

Balances, June 30, 2026	700,000	$70	$63,586	$(284,896)	$(221,240)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2025	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Loss	-	-	-	(11,762)	(11,762)

Balances, March 31, 2025	700,000	70	63,586	(271,103)	(207,447)

Net Income	-	-	-	4,832	4,832

Balances, June 30, 2025	700,000	$70	$63,586	$(266,272)	$(202,616)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Unaudited and Unreviewed)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(9,216)	$(6,931)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expense	(69,627)	4,172
Other receivables	-	2,353
Accrued interest	2,354	-

Net Cash Provided by (Used In) Operating Activities	(76,489)	(406)

Cash Flows from Financing Activities
Proceeds from line of credit	75,000
Proceeds from notes payable to stockholders	150
Repayments of line of credit	(2,805)	-

Net Cash Provided by Financing Activities	72,345	-

Net Change in Cash and Cash Equivalents	(4,144)	(406)
Cash and cash equivalents, Beginning of Period	7,608	4,983

Cash and cash equivalents, End of Period	$3,464	$4,577

Supplemental Disclosures:
Interest paid	$-	$3,119
Income taxes paid	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six period ended June 30, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2019. The Company uses the asset and liability method of accounting for income taxes. At June 30, 2026 and December 31, 2025, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three ended June 30, 2026 and 2025 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of June 30, 2026 and December 31, 2025, associated accrued interest balance amounted to $5,712 and $5,243, respectively.

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $35,702 and $33,817 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the outstanding aggregate balances payable to stockholders were as follows:

	June 30,	December 31,
	2026	2025

Notes payable	$83,969	$83,819
Accrued interest payable	35,702	33,817

Total due stockholders	$119,671	$117,636

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at December 31, 2025. During the six months ended June 30, 2026, the Company repaid the advance. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totaled $0.

Note I – Line of Credit

During the six months ended June 30, 2026, the Company borrowed $75,000 in an advance from a business line of credit. The line of credit requires monthly repayments of $3,500 for 24 months, total $84,000. During the six months ended June 30, 2026, the Company repaid $3,500, consisting of $2,805 in principal and $695 in interest.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month. During the six months ended June 30, 2026, FPI paid $3,500 in standstill payments.

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
T
he minimum fee increased to $1,700 per month
on
June,

2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full.
In June of 2026 it was agreed that the monthly standstill fees would be adjusted to $3,500 every other month.
No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

The company received $3,500 and $18,500 in standstill fees from FIP during the six months ended June 30, 2026 and 2025, respectively.

Note K - Subsequent Events

Management has evaluated all activity of the Company through August 1
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

The Company had no revenue for the three-month periods ended June 30, 2026 and 2025, respectively.

Operating income(loss) of $(
2
,
2
35), and $7,55
5
for the three-month periods ended June 30, 2026 and 2025, respectively. The change in operating income were mainly related to decreases in professional fees offset by increases in other operating expenses and decreases in standstill fees received during the periods.  The Company recorded $1,600 and $2,850 in professional fees during the three months ended June 30, 2026 and 2025, respectively. The decline was due to a decline in accounting and audit fees in 2026.  The Company recorded $4,135 and $2,99
5
in other operating expenses during the three months ended June 30, 2026 and 2025, respectively. The Company recorded $
3,500
 and $13,400 in standstill fees from FIP during the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, FIP is two months
 in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $1,87
3
and $2,724 for the three-month periods ended June 30, 2026 and 2025, respectively, were due to interest expenses on related party note payables and short-term advances.

Income per share for the three-month periods ended June 30, 2026 and 2025 were $(0.01) and $0.01, respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

The Company had no revenue for the six-month periods ended June 30, 2026 and 2025, respectively.
Operating income(loss) of $(9,216), and $(1,459) for the six-month periods ended June 30, 2026 and 2025, respectively. The change in operating income were mainly related to decreases in professional fees offset by increases in other operating expenses and decreases in standstill fees received during the periods.  The Company recorded $2,350 and $15,600 in professional fees during the six months ended June 30, 2026 and 2025, respectively. The decline was due to a decline in accounting and audit fees in 2026.  The Company recorded $7,316 and $4,359 in other operating expenses during the three months ended June 30, 2026 and 2025, respectively. The Company recorded $3,500 and $18,500 in standstill fees from FIP during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.
Other expenses of $3,050 and $5,472 for the six-month periods ended June 30, 2026 and 2025, respectively, were due to interest expenses on related party note payables and short-term advances.
Income per share for the six-month periods ended June 30, 2026 and 2025 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.
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
12

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
We believe that business opportunities may come to our attention from various sources, including professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders. Discussions have been held from time to time with potential business combination candidates, and the Company has been paid standstill fees in connection with Letters of Intent that were entered into regarding potential business combinations. However, as of this date, no Letter of Intent has resulted in any definitive agreement being entered into with any party. We have flexibility in seeking, analyzing and participating in potential business opportunities. In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:
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
13

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
Our cash used in operating activities for six months ended June 30, 2026 was $(76,489), which primarily reflects our net loss of $(9,216), an increase in accrued interest of $2,359, offset by a decrease in accounts payable and accrued expense of $(69,627) compared to cash used in operating activities for six months ended June 30, 2025 was $(406), which primarily reflects our net loss of $6,931 an increase in accounts payable and accrued expenses of $4,172 and interest payable of $2,353.

Our cash used in financing activities for the six months ended June 30, 2026 was $72,345, consisting of proceeds from a line of credit of $75,000, and stockholders notes payable of $150, offset by payments on the line of credit of $2,805. There was no cash provided by financing activity for the three months ended June 30, 2025.
14

There was no cash used in or provided by investing activities for the six months ended June 30, 2026 and 2025.
At June 30, 2026 and December 31, 2025, the Company had working capital deficits of $221,240 and $212,024 respectively, including notes payable to stockholders of $83,969 and $83,819, respectively in each respective period.
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
15

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

16

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

Renewable Energy Acquisition Corp.

Dated:	August 1 3 , 2026	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

18