Form 10-Q
period 2026-09-30
Renewable Energy Acquisition Corp.
filed 2026-11-13
CIK 1418302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section
13
(a)
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of
Novem
ber

13, 2026, 700,000 shares of common stock, par value $0.0001, were outstanding.

Renewable Energy Acquisition Corp.
Form 10-Q for the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renewable Energy Acquisition Corp.
FOR THE NINE-MONTH PERIODS ENDED September 30, 2026

Renewable Energy Acquisition Corp.
Balance Sheets
As of September 30, 2026 and December 31, 2025
(Unaudited and Unreviewed)

	September 30,	December 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$3,112	$7,608
Other receivable, net of allowance	-	-

Total Current Assets	$3,112	$7,608

Current Liabilities
Accounts payable and accrued expenses	$11,341	$69,103
Short-term advances	-	12,000
Line of credit	62,500	-
Notes payable to stockholders	83,969	83,819
Notes payable	15,650	15,650
Accrued interest – stockholders	36,644	33,817
Accrued interest – other	5,947	5,243

Total Current Liabilities	216,051	219,632

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 5,000,000 shares authorized; 700,000 shares issued and outstanding	70	70
Additional paid-in capital	63,586	63,586
Accumulated deficit	(276,595)	(275,680)

Total Stockholders' Deficit	(212,939)	(212,024)

Total Liabilities and Stockholders' Deficit	$3,112	$7,608

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited and Unreviewed)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	750	4,750	3,100	20,350
Other expenses	218	73	7,534	4,431
Income-Standstill Payments	(10,500)	(5,100)	(14,000)	(23,600)

Total operating expenses	(9,532)	(277)	(3,366)	1,181

Income (loss) from operations	9,532	277	3,366	(1,181)

Other income / (expenses):
Interest expense	289	1,751	1,454	5,339
Interest expense - related party	942	942	2,827	2,826
Total other income / (expenses):	1,231	2,693	4,281	8,165

Income / (Loss) before provision for income taxes	8,301	(2,416)	(915)	(9,346)

Provision for income taxes	-	-	-	-

Net income / (loss)	$8,301	$(2,416)	$(915)	$(9,346)

Net loss per weighted-average share of common stock outstanding - basic and diluted	$0.01	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and diluted	700,000	700,000	700,000	700,000

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited and Unreviewed)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2026	700,000	$70	$63,586	$(275,680)	$(212,024)

Net Loss	-	-	-	(5,108)	(5,108)

Balances, March 31, 2026	700,000	70	63,586	(280,788)	(217,132)

Net Loss	-	-	-	(4,108)	(4,108)

Balances, June 30, 2026	700,000	70	63,586	(284,896)	(221,240)

Net Income	-	-	-	8,301	8,301

Balances, September 30, 2026	700,000	$70	$63,586	$(276,595)	$(212,939)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2025	700,000	$70	$63,586	$(259,341)	$(195,685)

Net Loss	-	-	-	(11,762)	(11,762)

Balances, March 31, 2025	700,000	70	63,586	(271,103)	(207,447)

Net Income	-	-	-	4,832	4,832

Balances, June 30, 2025	700,000	$70	$63,586	$(266,271)	$(202,615)

Net Loss	-	-	-	(2,416)	(2,416)

Balances, September 30, 2025	700,000	$70	$63,586	$(268,687)	$(205,031)

The accompanying notes are an integral part of these financial statements.

Renewable Energy Acquisition Corp.
Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited and Unreviewed)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(915)	$(9,346)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expense	(69,012)	4,172
Other receivables	-	-
Accrued interest	3,531	2,353

Net Cash Provided by (Used In) Operating Activities	(66,396)	(2,821)

Cash Flows from Financing Activities
Proceeds from line of credit	75,000
Proceeds from stockholders	150
Proceeds from notes payable	-
Repayments of line of crediit	(13,250)	-

Net Cash Provided by Financing Activities	61,900	-

Net Change in Cash and Cash Equivalents	(4,496)	(2,821)
Cash and cash equivalents, Beginning of Period	7,608	4,983

Cash and cash equivalents, End of Period	$3,112	$2,162

Supplemental Disclosures:
Interest paid	$-	$3,119
Income taxes paid	$-	$-

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

We have prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These condensed financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed financial statements in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine period ended September 30, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

This Quarterly Report on Form 10-Q for the period ended September 30, 2026 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2019. The Company uses the asset and liability method of accounting for income taxes. At September 30, 2026 and December 31, 2025, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accrued interest.

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

For the three and nine months ended September 30, 2026 and 2025 respectively, the Company did not have any outstanding items which could be deemed to be dilutive.

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

Note F - Notes Payable

These advances are due upon demand and bear interest at 6.0% per annum. As of September 30, 2026 and December 31, 2025, associated accrued interest balance amounted to $5,947 and $5,243, respectively.

Note G - Notes Payable to Stockholders

The Company has accrued interest payable to the majority stockholder aggregating $36,644 and $33,817 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the outstanding aggregate balances payable to stockholders were as follows:

	September 30,	December 31,
	2026	2025

Notes payable	$83,969	$83,819
Accrued interest payable	36,644	33,817

Total due stockholders	$120,613	$117,636

Note H – Short Term Advances

During the year ended December 31, 2018, the Company borrowed $17,000 in advances from credit card lines of credit. During the year ended December 31, 2019, the Company repaid $5,000, leaving a balance of $12,000 at December 31, 2025. During the nine months ended September 30, 2026, the Company repaid the advance. The weighted average interest rate on these borrowings is approximately 15%. The unused credit limit on cash advances totalled $0.

Note I – Line of Credit

During the nine months ended September 30, 2026, the Company borrowed $75,000 in an advance from a business line of credit. The line of credit requires monthly repayments of $3,500 for 24 months, total $84,000. During the nine months ended September 30, 2026, the Company repaid $13,250, consisting of $12,500 in principal and $1,500 in interest.

Note J – Standstill Agreement

On November 13, 2020, pursuant to a Standstill Agreement dated October 30, 2020 ("the Agreement"), the Company received a $5,000 standstill fee from Florida Intellectual Properties, LLC ("FIP"). Pursuant to the terms of the Agreement, the Company agreed to negotiate in good faith to enter into a business combination agreement with FIP, and to not consider or negotiate other similar transactions so long as the Agreement remains in effect. The Agreement does not obligate either party to consummate a transaction, and until a definitive agreement is reached, or until the Agreement is cancelled by either party, FPI agreed to pay an additional $5,000 standstill fee on the first of each successive month. During the nine months ended September 30, 2026, FPI paid $14,000 in standstill payments.

Effective July 11, 2022, the Company agreed to an amendment to the Standstill Agreement with FIP (“the Amendment”), pursuant to which, to the extent that previously paid fees have been less than the amount specified in the original Standstill Agreement, all such underpayments have been forgiven, and going forward, FIP agreed to pay the Company periodic standstill fees of no less than enough money to cover the Company’s ongoing expenses, plus an additional $20,000 on breaking escrow of its current “Friends and Family” private placement, plus an additional $13,500 when the Maximum equity in the round ($500,000) is raised. Also, 30 days from the date their escrow is broken, FIP will pay the Company $1,500, and will continue to pay $1,500 on the First day of each successive month, except each April the payment(s) will be $8,000 as long as the Standstill Agreement remains in effect. FIP broke escrow on the first $300,000 of its private placement in September of 2022, which triggered the minimum fee provisions noted above under the terms of the Amendment, and FIP has been paying according to the amended terms since then. The minimum fee increased to $1,700 per month on June, 2023. The Amendment further states that, if and when the Proposed Transaction closes, all remaining Agreed Expenses are to be paid in full. In June of 2026 it was agreed that the monthly standstill fees would be adjusted to $3,500 every other month
, plus any such additional amounts as may be needed to cover the Company’s expenses
. No other changes were made to the Standstill Agreement, which continues to be non-binding as to the completion of a transaction, and either party may terminate the Standstill Agreement at any time.

The company received $14,000 and $23,600 in standstill fees from FIP during the nine months ended September 30, 2026 and 2025, respectively.

Note K - Subsequent Events

Management has evaluated all activity of the Company through November 13, 2026, the issue date of the financial statements for disclosure purposes. Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

The Company had no revenue for the three-month periods ended September 30, 2026 and 2025, respectively.

Operating income(loss) of $9,532, and $277 for the three-month periods ended September 30, 2026 and 2025, respectively. The change in operating income were mainly related to decreases in professional fees and in other operating expenses offset by increases in standstill fees received during the periods.  The Company recorded $750 and $4,750 in professional fees during the three months ended September 30, 2026 and 2025, respectively. The decline was due to a decline in accounting and audit fees in 2026.  The Company recorded $218 and $73 in other operating expenses during the three months ended September 30, 2026 and 2025, respectively. The Company recorded $10,500 and $5,100 in standstill fees from FIP during the three months ended September 30, 2026 and 2025, respectively.

Other expenses of $1.231 and $2,693 for the three-month periods ended September 30, 2026 and 2025, respectively, were due to interest expenses on related party note payables and short-term advances.

Income per share for the three-month periods ended September 30, 2026 and 2025 were $0.01 and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each such period
.

The Company had no revenue for the nine-month periods ended September 30, 2026 and 2025, respectively.

Operating income(loss) of $3,366, and $(1,181) for the nine-month periods ended September 30, 2026 and 2025, respectively. The change in operating income were mainly related to decreases in professional fees offset by increases in other operating expenses and decreases in standstill fees received during the periods.  The Company recorded $3,100 and $20,350 in professional fees during the nine months ended September 30, 2026 and 2025, respectively. The decline was due to a decline in accounting and audit fees in 2026.  The Company recorded $7,534 and $4,431 in other operating expenses during the nine months ended September 30, 2026 and 2025, respectively. The Company recorded $14,000 and $23,600 in standstill fees from FIP during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, FIP is not in arrears in the payment of standstill fees due under the standstill agreement, and neither party has terminated the agreement.

Other expenses of $4,281 and $8,165 for the nine-month periods ended September 30, 2026 and 2025, respectively, were due to interest expenses on related party note payables and short-term advances.

Income per share for the nine-month periods ended September 30, 2026 and 2025 were $(0.00) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each such period.

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

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters. It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other tax-free transaction provisions under the Code, all prior stockholders would retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who are stockholders prior to the acquisition. Our present stockholders will likely not have control of our majority voting securities following an acquisition transaction. However, our present stockholders will benefit from such a transaction by retaining an equity interest in the surviving company, a cash payment in exchange for outstanding shares, or a combination of both cash and equity. As part of such a transaction, our present directors or officers may resign and one or more new directors or officers may be appointed in connection with the transaction.

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

Our cash used in operating activities for nine months ended September 30, 2026 was $(66,396), which primarily reflects our net loss of $(915), an increase in accrued interest of $3,531, offset by a decrease in accounts payable and accrued expense of $(69,012) compared to cash used in operating activities for nine months ended September 30, 2025 was $(2,821), which primarily reflects our net loss of $9,346 an increase in accounts payable and accrued expenses of $4,172 and interest payable of $2,353.

Our cash used in financing activities for the nine months ended September 30, 2026 was $61,900, consisting of proceeds from a line of credit of $75,000, and stockholders notes payable of $150, offset by payments on the line of credit of $13,250. There was no cash provided by financing activity for the nine months ended September 30, 2025.

There was no cash used in or provided by investing activities for the nine months ended September 30, 2026 and 2025. At September 30, 2026 and December 31, 2025, the Company had working capital deficits of $212,939 and $212,024 respectively, including notes payable to stockholders of $83,969 and $83,819, respectively in each respective period.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we had no unregistered sales of equity securities.

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

Renewable Energy Acquisition Corp.

Dated:	November 13, 2026	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
and Chief Financial Officer (Principal Executive and Financial Officer)

